Form 10QSB
period 2008-07-31
Nevaeh Enterprises Ltd.
filed 2008-09-10
CIK 1372167

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM - 10QSB

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF  THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

or

[   ]              TRANSITION REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _____________________

Commission File No.

Nevaeh Enterprises Ltd.

---------------------------------------------

(Name of small business issuer in its charter)

Nevada	N/A
(State of Incorporation)	(I.R.S. Employer Identification No.)

58 Dongcheng District, Beijing, China 100027

---------------------------------------------------------------------------------------------------------

(Address of principal executive offices)

011-86-136-6430-8646

----------------------------------

(Registrant's telephone number, including area code)

-------------------------

(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [ x ]   No  [   ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).     Yes [   ]  No [ x  ]

The number of shares of the registrant's common stock, par value $0.001 per share, outstanding as of July 31, 2008 was 4,000,000.

Transitional Small Business Disclosure Format (Check One):  Yes [   ]  No [ x ]

1

 Nevaeh Enterprises Ltd.

Table of Contents

Part I - FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

          Balance Sheet as of July 31, 2008 and April 30, 2008 (Unaudited)............................................................................................................................3

Statement of Operations for the Three months ended July 31, 2008 and 2007 and the period from June 15, 2006 (inception) through July 31, 2008 (Unaudited)...4

Statement of Cash Flows for the Three months ended July 31, 2008 and 2007 and the period from June 15, 2006 (inception) through July 31, 2008 (Unaudited)...5

2

Part I - FINANCIAL INFORMATION

NEVAEH ENTERPRISES LTD.

(A Development Stage Company)

Balance Sheets

(Unaudited)

	As of July 31, 2008	As of April 30, 2008

ASSETS
Current Assets
Cash and Cash Equivalents	$ 709	$ 209
TOTAL CURRENT ASSETS	709	209

TOTAL ASSETS	$ 709	$ 209

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable and Accrued Liabilities	$ 455	$ 455
Loan from Shareholder	6,000	2,900
TOTAL CURRENT LIABILITIES	6,455	3,355

COMMITMENTS (Note 4)

STOCKHOLDER'S DEFICIT
Common Stock
Authorized:
50,000,000 common shares authorized, at $0.001 par value
Issued and Outstanding:
4,000,000 common shares	4,000	4,000

Deficit, accumulated during the exploration stage	(9,746)	(7,146)
TOTAL STOCKHOLDERS' DEFICIT	(5,746)	(3,146)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$ 709	$ 209

The accompanying notes are an integral part of these financial statements

NEVAEH ENTERPRISES LTD.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	For the Three Months Ended		June 15, 2006 (Inception)
	July 31, 2008	July 31, 2007	to July 31, 2008
General and Administration Expenses
Filing Fees	$ -	$ 99	$ 994
Professional Fees	2,600	3,000	8,577
Bank charges and Interest	-	25	175
Operating Loss	2,600	3,124	9,746
Net (Loss) for the Period	$ (2,600)	$ (3,124)	$ (9,746)

Basic and Diluted Net (Loss) Per Share	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding
Basic and Diluted	4,000,000	4,000,000

The accompanying notes are an integral part of these financial statements

NEVAEH ENTERPRISES LTD.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended		June 15, 2006 (Inception)
	July 31, 2008	July 31, 2007	to July 31, 2008
Operating Activities
Net (loss) for the period	$ (2,600)	$ (3,124)	$ (9,746)
Changes in non cash working capital items:
Accounts Payable and Accrued Liabilities	-	-	455
Cash Used in Operating Activities	(2,600)	(3,124)	(9,291)

Financing Activities
Loans from Shareholder	3,100	750	6,000
Cash received for shares issued	-	-	4,000
Cash Provided by Financing Activities	3,100	750	10,000

Cash increase (decrease) during the period	500	(2,374)	709

Cash at Beginning of Period	209	2,566	-
Cash at End of Period	$ 709	$ 192	$ 709

Supplemental Disclosures of Cash Flow Information
Cash paid for Interest	$ -	$ -	$ -
Cash paid for Income Taxes	-	-	-

The accompanying notes are an integral part of these financial statements

Nevaeh Enterprise Ltd.

(A Development Stage Company)

Notes to the Financial Statements

For the Three Months Ended July 30, 2008

1. Nature and Continuance of Operations

The Company is a development stage company which was incorporated in the State of Nevada, United States of America on June 15, 2006. The Company intends to commence operations as a developer of aftermarket electronic accessories for motor vehicles.

These financials statements have been prepared on a going concern basis. The Company has accumulated a deficit of $9,746 since inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to continue to provide for its working capital needs by seeking loans from its shareholders. These financial statements do not include any adjustments to the recoverability and classification of assets, or the amount and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

The company's year-end is April 30, 2007.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgment. Actual results may vary from these estimates.

The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at July 31, 2008, there were no cash equivalents.

Development Stage Company

The Company complies with Statement of Financial Accounting Standard ("SFAS") No. 7 and the Securities and Exchange Commission Exchange Act 7 for its characterization of the Company as development stage.

Impairment of Long Lived Assets

Long-lived assets are reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long- lived Assets". Under SFAS No. 144, long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized or the amount, if any, which the carrying value of the asset exceeds the fair value.

Foreign Currency Translation

The Company is located and operating outside of the United States of America. It maintains its accounting records in U.S. Dollars, as follows:

At the transaction date, each asset, liability, revenue, and expense is translated into U.S. dollars by the use of exchange rates in effect at that date. At the period end, monetary assets and liabilities are remeasured by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations.

The Company's currency exposure is insignificant and immaterial and we do not use derivative instruments to reduce its potential exposure to foreign currency risk.

Financial Instruments

The carrying value of the Company's financial instruments consisting of cash equivalents and accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Income Taxes

The Company uses the assets and liability method of accounting for income taxes in accordance with SFAS No. 109 "Accounting for Income Taxes". Under this method, deferred tax assts and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Basic and Diluted Net Loss Per Share

In accordance with SFAS No. 128, "Earnings Per Share', the basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As at July 31, 2008, diluted net loss per share is equivalent to basic net loss per share.

Stock Based Compensation

The Company accounts for stock options and similar equity instruments issued in accordance with SFAS No. 123(revised), " Share-Based Payment". Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. Transactions in which goods or services are received in exchange for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. SFAS No. 123(revised) requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

The Company did not grant any stock options during the period ended July 31, 2008.

Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners.

The Company has no elements of "other comprehensive income" during the period ended July 31, 2008.

Advertising Expenses

The company expenses advertising costs as incurred. There was no advertising expense incurred by the company during the period ended July 31, 2008.

New Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

3. CAPTIAL STOCK

On August 1, 2006, the Company issued 4,000,000 common shares at $0.001 per share to the sole director of the Company for total proceeds of $4,000.

4. COMMITMENTS

On June 20, 2006, the management of the Company signed a software design contract with Zhou Li Hong, an independent software designer to create and develop a software design for the Company . In consideration, the Company agreed to pay Mr. Zhou a fixed fee of $8,000, which is due upon the completion of the beta phase of the website. Management expects the beta phase of the software to be complete by the end of September 2008.

5. RELATED PARTY TRANSACTIONS

The Company's sole officer has loaned the company $6,900, without interest and fixed term of repayment.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

This 10−QSB contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and accompanying notes and the other financial information appearing elsewhere in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events. Refer also to "Cautionary Note Regarding Forward Looking Statements" and "Risk Factors" below.

The following discussion and analysis provides information which management of Nevaeh Enterprises Ltd.. (the "Company") believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report.

Caution about Forward-Looking Statements

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended July 31, 2008. Because of the nature of a relatively new and growing company the reported results will not necessarily reflect the future.

This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Overview

Nevaeh Enterprises Ltd. was incorporated in the state of Nevada on June 15, 2006. Neveah intends to operate as a software developer which will create a software interface which will integrate existing cellular phone devices with an automobile's existing navigation system in order to relay text or email message through an automobile's sound system or navigation display. The initial region we plan to market our website to is in major city centers in China. We currently have signed a contract with a local Chinese software programmer to create and develop our proposed user interface. We expect that we will have a working, beta stage software by the end of January 2009. We currently have not advanced beyond the business plan state from our inception until the date of this filing.  We anticipate that in order for us to begin commercialization and retail sale of our product, we will need to raise additional capital. We currently do not have any specific plans to raise these funds.

Results of Operations

Nevaeh has not generated any revenues for the three months ended July 31, 2008.

The Company experienced general and administration expenses of $2,600 for the three months ended July 31, 2008, compared to general and administration expenses of $3,124 for the three months ended July 31, 2007. The decrease in expenses experienced by the Company has been related to a decrease in professional expenses spent by Company on maintaining the Company's status as a publicly reporting company. Since the Company's inception of June 15, 2006, the Company has experienced total general and administration expenses of $9,746.

For the three months ended July 31, 2008, the company experienced a net loss of $2,600.

Liquidity and Capital Resources

During the three months period ended July 31, 2008, the Company satisfied its working capital needs by using capital raised from issuing common shares to investors and loans from the director. As of July 31, 2008, the Company has cash on hand in the amount of $709. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain more future loans from our shareholders, but there are no agreements or understandings in place currently.

We believe that we will require additional funding to expand our business and ensure its future profitability. We anticipate that any additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any agreements in place for any future equity financing. In the event we are not successful in selling our common stock, we may also seek to obtain short-term loans from our director.

Item 3. Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures.

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of July 31, 2008. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)      Changes in Internal Controls.

During the quarter ended July 31, 2008, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

(a)   The following exhibit is filed as part of this report:

        31.1  Certification of Chief  Executive  Officer and Chief Financial Officer  of  Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

        32.1 Certification of Chief Financial Officer and Chief Executive Officer of pursuant of Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized September 10, 2008

September 10, 2008	/s/ "Qi Tang"
Mr. Qi Tang, President