Form 10-Q
period 2008-10-31
Nevaeh Enterprises Ltd.
filed 2008-12-15
CIK 1372167

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF  THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended October 31st, 2008

or

[   ]              TRANSITION REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _____________________

Commission File No. 333-144681

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

-

-------------------------

(Former name, address and fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No o
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer o	Accelerated filer o	Non-accelerated filer o (Do not check if a smaller reporting company)	Smaller reporting company X
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of Exchange Act)
Yes o No X
The number of shares outstanding of the Registrant's common stock, par value $.001 per share, at December 14th, 2008 was 4,000,000 shares.

1

Part I - FINANCIAL INFORMATION

Nevaeh Enterprises Ltd.

(A Development Stage Company)

Balance Sheets

	October 31,	April 30,
	2008	2008
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$ 132	$ 209
Total Current Assets	132	209

Total Assets	$ 132	$ 209

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$ 455	$ 455
Loan from Shareholder	6,600	2,900
Total Current Liabilities	7,055	3,355

COMMITMENTS (Note 4)

Stockholders' Equity (Deficit)
Common stock
Authorized: $0.001 par value, 50,000,000 shares authorized
Issued and Outstanding
4,000,000 common shares	4,000	4,000
Additional paid in capital	-	-
Deficit, accumulated during the development stage	(10,923)	(7,146)
Total Stockholders' Equity (Deficit)	(6,923)	(3,146)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$ 132	$ 209

The accompanying notes are an integral part of these financial statements.

Nevaeh Enterprises Ltd.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	For the	For the	For the	For the	From June 15, 2006
	Three Months ended	Three Months ended	Six Months ended	Six Months ended	(Inception) to
	October 31	October 31	October 31	October 31	October 31
	2008	2007	2008	2007	2008

General and Administrative Expenses
Filing Fees	$ -	$ -	$ -	$ 99	$ 994
Professional Fees	1,100	-	3,700	3,000	9,677
Bank charges and interest	77	29	77	54	252
Total General and Administrative Expenses	1,177	29	3,777	3,153	10,923

Net (Loss) for the Period	$ (1,177)	$ (29)	$ (3,777)	$ (3,153)	$ (10,923)

Net Loss per Share
Basic and diluted net loss per common share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Number of Shares (Basic and Diluted)	4,000,000	4,000,000	4,000,000	4,000,000

The accompanying notes are an integral part of these financial statements.

Nevaeh Enterprises Ltd.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	For the	For the	For the	For the	From June 15, 2006
	Three Months ended	Three Months ended	Six Months ended	Six Months ended	(Inception) to
	October 31	October 31	October 31	October 31	October 31
	2008	2007	2008	2007	2008
Cash Provided by (Used for)
Operating Activities
Net profit (loss) for the period	$ (1,177)	$ (29)	$ (3,777)	$ (3,153)	$ (10,923)
Changes in:
Accounts payable and accrued liabilities	-	-	-	-	455
Cash used for operating activities	(1,177)	(29)	(3,777)	(3,153)	(10,468)

Cash from Financing Activities
Proceeds from shareholder loan	600	-	3,700	750	6,600
Cash received for shares issued	-	-	-	-	4,000
Cash provided by financing activities	600	-	3,700	750	10,600

Cash increase (decrease) during the period	(577)	(29)	(77)	(2,403)	132

Cash and cash equivalents, beginning of period	709	192	209	2,566	-
Cash and cash equivalents, end of period	$ 132	$ 163	132	163	132

Supplementary Information
Interest Paid	-	-	-	-	-
Income Taxes Paid	-	-	-	-	-

The accompanying notes are an integral part of these financial statements.

Nevaeh ENTERPRISES LTD.

(A Development Stage Company)

Notes to the Financial Statements

For Three Months Ended October 31, 2008

1. Nature and Continuance of Operations

The Company is a development stage company which was incorporated in the State of Nevada, United States of America on June 15, 2006. The Company intends to commence operations as a developer of aftermarket electronic accessories for motor vehicles.

These financials statements have been prepared on a going concern basis. The Company has accumulated a deficit of $10,923 since inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to continue to provide for its working capital needs by seeking loans from its shareholders. These financial statements do not include any adjustments to the recoverability and classification of assets, or the amount and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

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

The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at October 31, 2008, there were no cash equivalents.

Development Stage Company

The Company complies with Statement of Financial Accounting Standard (SFAS) No. 7 and the Securities and Exchange Commission Exchange Act 7 for its characterization of the Company as development stage.

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

Basic and Diluted Net Loss Per Share

In accordance with SFAS No. 128, "Earnings Per Share', the basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As at October 31, 2008, diluted net loss per share is equivalent to basic net loss per share.

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

The Company did not grant any stock options during the period ended October 31, 2008.

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

The Company has no elements of "other comprehensive income" during the period ended October 31, 2008.

Advertising Expenses

The company expenses advertising costs as incurred. There was no advertising expense incurred by the company during the period ended October 31, 2008.

New Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

3. CAPTIAL STOCK

On August 1, 2006, the Company issued 4,000,000 common shares at $0.001 per share to the sole director of the Company for total proceeds of $4,000.

4. COMMITMENTS

On June 20, 2006, the management of the Company signed a software design contract with Zhou Li Hong, an independent software designer to create and develop a software design for the Company . In consideration, the Company agreed to pay Mr. Zhou a fixed fee of $8,000, which is due upon the completion of the beta phase of the website. Management expects the beta phase of the software to be complete by the end of January 2009.

5. RELATED PARTY TRANSACTIONS

The Company's sole officer has loaned the company $6,600, without interest and fixed term of repayment.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Caution about Forward-Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "US$" refer to United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our", "our company" and "Nevaeh" mean Nevaeh Enterprises Ltd., unless otherwise indicated.

Overview

Nevaeh Enterprises Ltd. was incorporated in the state of Nevada on June 15, 2006. Nevaeh intends to operate as a software developer which will create a software interface which will integrate existing cellular phone devices with an automobile's existing navigation system in order to relay text or email message through an automobile's sound system or navigation display. The initial region we plan to market our website to is in major city centers in China. We currently have signed a contract with a local Chinese software programmer to create and develop our proposed user interface. We expect that we will have a working, beta stage software by the end of January 2009. We currently have not advanced beyond the business plan state from our inception until the date of this filing.  We anticipate that in order for us to begin commercialization and retail sale of our product, we will need to raise additional capital. We currently do not have any specific plans to raise these funds.

Results of Operations

Nevaeh has not generated any revenues for the three months ended October 31, 2008.

The Company experienced general and administration expenses of $1,177 for the three months ended October 31, 2008, compared to general and administration expenses of $29 for the three months ended October 31, 2007. The increase in expenses experienced by the Company has been related to an increase in professional expenses spent by Company on maintaining the Company's status as a publicly reporting company. Since the Company's inception of June 15, 2006, the Company has experienced total general and administration expenses of $10,923.

For the three months ended October 31, 2008, the company experienced a net loss of $1,177.

Liquidity and Capital Resources

During the three months period ended October 31, 2008, the Company satisfied its working capital needs by using capital raised from issuing common shares to investors and loans from the director. As of October 31, 2008, the Company has cash on hand in the amount of $132. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain more future loans from our shareholders, but there are no agreements or understandings in place currently.

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

Item 3. Quantitative Disclosures About Market Risks

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal accounting officer and principal financial officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of October 31, 2008, the end of the three month period year covered by this report, our president (our principal executive officer, principal accounting officer and principal financial officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal accounting officer and principal financial officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

There have been no changes in our internal controls over financial reporting that occurred during the period ended October 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

Items 1. Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors

Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

Our common shares are considered speculative during the development of our new business operations. Prospective investors should consider carefully the risk factors set out below.

RISKS RELATED TO OUR BUSINESS

Our auditors have issued a going concern opinion. This means we may not be able to achieve our objectives and may have to suspend or cease operations.

Our auditors have issued a going concern opinion as at December 14, 2008. This means that there is substantial doubt that we can continue as an ongoing business without additional financing and/or generating profits. If we are unable to do so, we will have to cease operations and you will lose your investment.

Because all of our assets and our officers and directors are located outside the United States of America, it may be difficult for an investor to enforce within the United States any judgments obtained against us or any of our officers and directors.

All of our assets are located outside of the United States and we do not currently maintain a permanent place of business within the United States. In addition, our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for an investor to effect service of process or enforce within the United States any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. In addition, there is uncertainty as to whether the courts of China and other jurisdictions would recognize or enforce judgments of United States courts obtained against us or our director and officer predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in China or other jurisdictions against us or our director and officer predicated upon the securities laws of the United States or any state thereof.

Because we have only one officer and director who are responsible for our managerial and organizational structure, in the future, there may not be effective disclosure and accounting controls to comply with applicable laws and regulations which could result in fines, penalties and assessments against us.

We have only one officer and director. He is responsible for our managerial and organizational structure which will include preparation of disclosure and accounting controls under the Sarbanes Oxley Act of 2002. When theses controls are implemented, they will be responsible for the administration of the controls. Should they not have sufficient experience, they may be incapable of creating and implementing the controls which may cause us to be subject to sanctions and fines by the SEC which ultimately could cause you to lose your investment.

Because we do not maintain any insurance, if a judgment is rendered against us, we may have to cease operations.

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party to a lawsuit, we may not have sufficient funds to defend the litigation. In the event that we do not defend the litigation or a judgment is rendered against us, we may have to cease operations.

Because all of our assets and our sole officer and directors are located outside the United States of America, it may be difficult for an investor to enforce within the United States any judgments obtained against us or any of our officers and directors.

All of our assets are located outside of the United States. In addition, our director and officer is a national and/or resident of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for an investor to effect service of process or enforce within the United States any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. In addition, there is uncertainty as to whether the courts of China or China or other jurisdictions would recognize or enforce judgments of United States courts obtained against us or our director and officer predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in China or other jurisdictions against us, our sole officer and our directors predicated upon the securities laws of the United States or any state thereof.

If we are not able to effectively respond to competition, our business may fail.

There are many small software developers that sell software products which are similar to our proposed business venture. Most of these competitors have established businesses with a established customer base. We will attempt to compete against these groups by offering a much higher quality product compared to our competitors products with a more customizable product. However, we cannot assure you that such a strategy will be successful, or that competitors will not copy our business strategy. Our inability to achieve sales and revenues due to competition will have an adverse effect on our business operations and financial condition.

We need to raise additional investment capital in the future in order to commence our business operations.

If we are unable to raise the required investment capital, you may lose all of your investment In the current economic environment; it is extremely difficult for companies without profits or revenues, such as us, to raise capital. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. In the event we are not successful in selling our common stock, we may also seek to obtain short-term loans from our director, although no such arrangement has been made. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our director to meet our initial capital requirement needs. If we are unable to raise the required financing, we will be unable to proceed with our business plan and you may lose your entire investment.

Because our articles of incorporation authorize the issuance of 50,000,000 shares of common stock, an investor faces the risk of having their percentage ownership diluted in the future.

We anticipate that any additional funding will be in the form of equity financing from the sale of our common stock. In the future, if we do sell more common stock, your investment could be subject to dilution. Dilution is the difference between what you pay for your stock and the net tangible book value per share immediately after the additional shares are sold by us. These shares may also be issued without security holder approval and, if issued, may be granted voting powers, rights, and preferences that differ from and may be superior to those of the registered shares.

RISKS RELATED TO OUR COMMON STOCK

Trading in our common shares on the OTC Bulletin Board is limited and sporadic making it difficult for our shareholders to sell their shares or liquidate their investments.

Our common shares are currently listed for public trading on the OTC Bulletin Board. The trading price of our common shares has been subject to wide fluctuations. Trading prices of our common shares may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by our common shares will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common shares, regardless of our operating performance.

In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management's attention and resources.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC's penny stock regulations which may limit a stockholder's ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 Defaults Upon Senior Securities

None

Item 4 Submission of Matters to a Vote of Security Holders

None

Item 5 Other Information

None

Item 6: Exhibits

(a)   The following exhibit is filed as part of this report:

        31.1  Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        32.1  Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized December 15, 2008

December 15, 2008	/s/ Qi Tang__________________
Mr. Qi Tang, President