Form 10-Q
period 2009-01-31
Nevaeh Enterprises Ltd.
filed 2009-03-16
CIK 1372167

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF  THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended January 31st, 2009

or

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
The number of shares outstanding of the Registrant's common stock, par value $.001 per share, at March 16, 2009 was 4,000,000 shares.

1

Part I - FINANCIAL INFORMATION

Nevaeh Enterprises Ltd.

(A Development Stage Company)

Balance Sheets

	January 31,	April 30,
	2009	2008
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$ 132	$ 209
Total Current Assets	132	209

TOTAL ASSETS	$ 132	$ 209

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$ 455	$ 455
Loan from shareholder	7200	2,900
Total Current Liabilities	7,655	3,355

COMMITMENTS (Note 4)

Stockholders' Equity (Deficit)
Common stock
Authorized: $0.001 par value, 50,000,000 shares authorized
Issued and Outstanding
4,000,000 common shares	4,000	4,000
Additional paid in capital	-	-
Deficit, accumulated during the development stage	(11,523)	(7,146)
Total Stockholders' Equity (Deficit)	(7,523)	(3,146)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$ 132	$ 209

The accompanying notes are an integral part of these financial statements.

Nevaeh Enterprises Ltd.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	For the		For the		From June 15, 2006
	Three Months Ended		Nine Months Ended		(Inception) to
	January 31,	January 31,	January 31,	January 31,	January 31
	2009	2008	2009	2008	2009

General and Administrative Expenses
Filing Fees	$ -	$ 654	$ -	$ 753	$ 994
Professional Fees	600	-	4,300	3,000	10,277
Bank charges and interest	-	29	77	57	252
Total General and Administrative Expenses	600	683	4,377	3,810	11,523

Net (Loss) for the Period	$ (600)	$ (683)	$ (4,377)	$ (3,810)	$ (11,523)

Net Loss per Share
Basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Number of Common Shares Outstanding	4,000,000	4,000,000	4,000,000	4,000,000
Basic and diluted

The accompanying notes are an integral part of these financial statements.

Nevaeh Enterprises Ltd.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	For the		From June 15, 2006
	Nine Months Ended		(Inception) to
	January 31,	January 31,	January 31,
	2009	2008	2009
Cash Flow from Operating Activities
Net profit (loss) for the period	$ (4,377)	$ (3,810)	$ (11,523)
Changes in:
Accounts payable and accrued liabilities	-	455	455
Net Cash Flow from Operating Activities	(4,377)	(3,355)	(11,068)

Cash Flow from Financing Activities
Proceeds from shareholder loan	4,300	1,750	7,200
Cash received for shares issued	-	-	4,000
Net Cash Flow from Financing Activities	4,300	1,750	11,200

Cash increase (decrease) during the Period	(77)	(1,605)	132

Cash and cash equivalents, Beginning of period	209	2,566	-
Cash and cash equivalents, End of period	132	961	132

Supplementary Information
Interest Paid	-	-	-
Income Taxes Paid	-	-	-

The accompanying notes are an integral part of these financial statements.

Nevaeh ENTERPRISES LTD.

(A Development Stage Company)

Notes to the Financial Statements

For Three Months Ended January 31, 2009

1. Nature and Continuance of Operations

The Company is a development stage company which was incorporated in the State of Nevada, United States of America on June 15, 2006. The Company intends to commence operations as a developer of aftermarket electronic accessories for motor vehicles.

These financials statements have been prepared on a going concern basis. The Company has accumulated a deficit of $11,523 since inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to continue to provide for its working capital needs by seeking loans from its shareholders. These financial statements do not include any adjustments to the recoverability and classification of assets, or the amount and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

The company's year-end is April 30.

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

The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at January 31, 2009, there were no cash equivalents.

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

Basic and Diluted Net Loss Per Share

In accordance with SFAS No. 128, "Earnings Per Share', the basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As at January 31, 2009, diluted net loss per share is equivalent to basic net loss per share.

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

The Company did not grant any stock options during the period ended January 31, 2009.

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

The Company has no elements of "other comprehensive income" during the period ended January 31, 2009.

Advertising Expenses

The company expenses advertising costs as incurred. There was no advertising expense incurred by the company during the period ended January 31, 2009.

New Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

3. CAPTIAL STOCK

On August 1, 2006, the Company issued 4,000,000 common shares at $0.001 per share to the sole director of the Company for total proceeds of $4,000.

4. COMMITMENTS

On June 20, 2006, the management of the Company signed a software design contract with Zhou Li Hong, an independent software designer to create and develop a software design for the Company . In consideration, the Company agreed to pay Mr. Zhou a fixed fee of $8,000, which is due upon the completion of the beta phase of the website. Management expects the beta phase of the software to be complete by the end of July 2009.

5. RELATED PARTY TRANSACTIONS

 The Company's sole officer has loaned the company $7,200 without interest and fixed term of repayment.

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

Overview

Nevaeh Enterprises Ltd. was incorporated in the state of Nevada on June 15, 2006. Nevaeh intends to operate as a software developer which will create a software interface which will integrate existing cellular phone devices with an automobile's existing navigation system in order to relay text or email message through an automobile's sound system or navigation display. The initial region we plan to market our website to is in major city centers in China. We currently have signed a contract with a local Chinese software programmer to create and develop our proposed user interface. We expect that we will have a working, beta stage software by the end of July 2009. We currently have not advanced beyond the business plan state from our inception until the date of this filing.  We anticipate that in order for us to begin commercialization and retail sale of our product, we will need to raise additional capital. We currently do not have any specific plans to raise these funds.

Results of Operations

Nevaeh has not generated any revenues for the three months ended January 31, 2009.

The Company experienced general and administration expenses of $600 for the three months ended January 31, 2009, compared to general and administration expenses of $683 for the three months ended January 31, 2008. The decrease in expenses experienced by the Company has been related to an decrease in professional expenses spent by Company on maintaining the Company's status as a publicly reporting company. Since the Company's inception of June 15, 2006, the Company has experienced total general and administration expenses of $11,523.

For the three months ended January 31, 2009, the company experienced a net loss of $600.

Liquidity and Capital Resources

During the three months period ended January 31, 2009, the Company satisfied its working capital needs by using capital raised from issuing common shares to investors and loans from the director. As of January 31, 2009, the Company has cash on hand in the amount of $132. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain more future loans from our shareholders, but there are no agreements or understandings in place currently.

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

As of January 31, 2008, the end of the three month period year covered by this report, our president (our principal executive officer, principal accounting officer and principal financial officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal accounting officer and principal financial officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

There have been no changes in our internal controls over financial reporting that occurred during the period ended January 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our auditors have issued a going concern opinion as at March 17, 2009. This means that there is substantial doubt that we can continue as an ongoing business without additional financing and/or generating profits. If we are unable to do so, we will have to cease operations and you will lose your investment.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized March 16, 2009

March 16, 2009	/s/ Qi Tang__________________
Mr. Qi Tang, President