Form 10-K
period 2009-04-30
Nevaeh Enterprises Ltd.
filed 2009-07-27
CIK 1372167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10 - K

(Mark One)

[ x ]    ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Period year ended April 30, 2009

[    ]    TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ___________________

Commission file number: 333-144681

Nevaeh Enterprises Ltd.

----------------------------------------------

(Exact name of small business issuer as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Number)

58 DongTangg District, Beijing, China 100027

----------------------------------------------------------

(Address of principal executive office)

949-419-6588

----------------------------------

(Issuer's telephone number)

n/a

-----------------

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:

Yes o No x

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:

Yes o No x

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes x No o

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer o Accelerated filer o

Non-accelerated filer o Smaller reporting company x

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes x   No o

The aggregate market value of Nevaeh Enterprises' Common Stock owned by non-affiliates as of July 27, 2009 was nil.

Number of shares of each class of Nevaeh Enterprise's capital stock outstanding as of July 27, 2009: 4,000,000 shares of common stock

1

Nevaeh Enterprises Ltd.

FORM 10-K

For the Fiscal Year ended April 30, 2009

Table of Contents

Part I

        Item 1.        Description of Business

        Item 1A.     Risk Factors

        Item 1B.     Unresolved Staff Comments

        Item 2.        Description of Property

        Item 3.        Legal Proceedings

        Item 4.        Submission of Matters to a vote of Security Holders

Part II

        Item 5.        Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

        Item 6.        Selected Financial Data

        Item 7.        Management's Discussion and Analysis of Financial Condition and the Results of Operations

        Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Item 8.        Financial Statements and Supplementary Data

                          Management's Report on Internal Control Over Financial Reporting

                          Report of Independent Registered Public Accouting Firm

Part III

        Item 9.        Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

        Item 9A.     Controls and Procedures

        Item 9B.     Other Information

        Item 10.      Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

        Item 11.      Executive Compensation

        Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Item 13.       Exhibits and Financial Statements Schedules

        Item 14.      Principal Accountants Fees and Services

       Signatures

2

FORWARD LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K, OR THE "REPORT," ARE "FORWARD-LOOKING STATEMENTS." THESE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE  NOT LIMITED TO, STATEMENTS ABOUT THE PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS OF NEVAEH ENTERPRISES LTD., A NEVADA CORPORATION AND OTHER STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT HISTORICAL FACTS. FORWARD-LOOKING STATEMENTS IN THIS REPORT OR HEREAFTER INCLUDED IN OTHER PUBLICLY AVAILABLE DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, OR THE "COMMISSION," REPORTS TO OUR SHAREHOLDERS AND OTHER PUBLICLY AVAILABLE STATEMENTS ISSUED OR RELEASED BY US INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE OUR ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS TO DIFFER FROM THE FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FUTURE RESULTS ARE BASED UPON MANAGEMENT'S BEST ESTIMATES BASED UPON CURRENT CONDITIONS AND THE MOST RECENT RESULTS OF OPERATIONS. WHEN USED IN THIS REPORT, THE WORDS "EXPECT," "ANTICIPATE," "INTEND," "PLAN," "BELIEVE," "SEEK," "ESTIMATE" AND SIMILAR EXPRESSIONS ARE GENERALLY INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS, BECAUSE THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS, INCLUDING OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS AND OTHER FACTORS.

PART I

Item 1.    Description of Business

Nevaeh Enterprises Ltd. was incorporated in the state of Nevada on June 15, 2006. Nevaeh intends to operate as a software developer which will create a software interface which will integrate existing cellular phone devices with an automobile's existing navigation system in order to relay text or email message through an automobile's sound system or navigation display. The initial region we plan to market our website to is in major city centers in China. We currently have signed a contract with a local Chinese software programmer to create and develop our proposed user interface. We expect that we will have a working, beta stage software by the end of December 2009. We currently have not advanced beyond the business plan state from our inception until the date of this filing.  We anticipate that in order for us to begin commercialization and retail sale of our product, we will need to raise additional capital. We currently do not have any specific plans to raise these funds.

Principal Products or Services and Their Markets

We intend to commence operations as a software developer which will create a software interface which will integrate existing cellular phone devices with an automobile's existing navigation system in order to relay text or email message through an automobile's sound system or navigation display.

Our user interface is designed for the business person who is unable to access digital communications due to long durations of commuting by car. The advent and popularity of cellular text messaging and wireless electronic mail devices has made the act of transmitting business communications simple and convenient. More often than not, a business person carrying a wireless or mobile device is constantly pestered with company emails or messages from customers or clients. As such, many business people feel the need to instantly read and reply to any message they receive on their wireless device immediately. This instant urge to access wireless communications, however, can become irritating and, sometimes dangerous, when the recipient of the message is driving, as the constant ringing and anticipation of the message distracts the driver from attending to the road. Some drivers will go as far to read and reply to their message while driving, completely ignoring the dangers occurring on the road.

Our user interface will alleviate the driver from distraction by broadcasting all wireless messages through the automobile's existing system. The user will have two methods in receiving the message: either have the message digitally spoken through the car's audio speakers or have the message visually displayed through the car's navigation system. The user will be able to use voice commands in order to access the user interface without taking their eyes off the road or their hands off the steering wheel. Our proposed system will function in the following way:

1) The user installs our user interface into their automobile, which connects our user interface with the audio system and, if available, the navigation system.

2) Before the user begins driving, the user will connect their wireless messaging device or cellular device wirelessly using bluetooth technology.

3) When the user receives a message through their wireless device, the message is automatically forwarded into our user interface.

4) Our user interface will announce through the car's audio speakers that a message has been received, and if available, the sender of the message and the subject line of the message.

5) The user will then be able to issue a vocal command back towards the system, either to ignore the message or to display the message over the navigation system or to have the message digitally spoken over the audio speakers.

6) If the user decides to have the message displayed or read, the user will then also have the choice to reply to the message by saying the reply out loud and having our user interface interpret your voice and write a reply back to the sender.

Initially, our software will support both the English and Chinese languages.

The initial market we plan to introduce our software to is the Chinese market. The Company chose the Chinese market due to the president's familiarity with this market and also due to lower labor costs in software development.

Competition

 The current market for aftermarket vehicle electronics in China is highly fragmented and populated with many different developers specializing in different niche segments. Most of these developers are small in size and service only a limited amount of customers. Most aftermarket developers sell their products through traditional retail outlets or online through a Internet web store.

Insurance

Currently, we have no insurance coverage.

Government Regulation

We are currently not subject to any government regulations.

Offices

The Company's headquarters and executive address is located at 58 Dong Tangg District, Beijing, China 100027. Our telephone number is 949-419-6588.

Employees

We currently do not have any employees.

Subsidiaries

We do not have any subsidiaries

Bankruptcy, Receivership, or Similar Proceedings

There has been no bankruptcy, receivership, or similar proceedings

Patents and Trademarks

We do not have any patents or trademarks

Legal Proceedings

We are not a party to any material legal proceeding, nor are any of our officers, director or affiliates' a party adverse to us in any legal proceeding.

Item 1A:     Risk Factors

In addition to the other information in this report and our other filings with the SEC, you should carefully consider the risks described below. These risks are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. If any of the following risks occur, our business, financial condition or operating results could be materially and adversely affected.

Risks associated with Nevaeh Enterprises Ltd.:

1. Our auditors have issued a going concern opinion. This means we may not be able to achieve our objectives and may have to suspend or cease operations. Our auditors have issued a going concern opinion on the financial statements for the years ended April 30, 2008 and 2009. This means that there is substantial doubt that we can continue as an ongoing business without additional financing and/or generating profits. If we are unable to do so, we will have to cease operations and you will lose your investment.

2. Because all of our assets and our officer and director are located outside the United States of America, it may be difficult for an investor to enforce within the United States any judgments obtained against us or any of our officer and director. All of our assets are located outside of the United States and we do not currently maintain a permanent place of business within the United States. In addition, our director and officer are a national and/or resident of countries other than the United States, and all or a substantial portion of such person's assets are located outside the United States. As a result, it may be difficult for an investor to effect service of process or enforce within the United States any judgments obtained against us or our officer or director, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. In addition, there is uncertainty as to whether the courts of China and other jurisdictions would recognize or enforce judgments of United States courts obtained against us or our director and officer predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in China or other jurisdictions against us or our director and officer predicated upon the securities laws of the United States or any state thereof.

3. Because we have only one officer and director who are responsible for our managerial and organizational structure, in the future, there may not be effective disclosure and accounting controls to comply with applicable laws and regulations which could result in fines, penalties and assessments against us. We have only one officer and director. He is responsible for our managerial and organizational structure which will include preparation of disclosure and accounting controls under the Sarbanes Oxley Act of 2002. When theses controls are implemented, they will be responsible for the administration of the controls. Should they not have sufficient experience, they may be incapable of creating and implementing the controls which may cause us to be subject to sanctions and fines by the SEC which ultimately could cause you to lose your investment.

4. Because our sole executive officer will only be devoting limited time to our operations, our operations could be sporadic which may result in periodic interruptions or suspensions of operations and a lack of revenues which may cause us to cease operations. Qi Tang, our sole executive officer will only be devoting limited time to our operations. Mr. Tang will be devoting approximately thirty hours a week to our operations. Because Mr. Tang will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to Mr. Tang. As a result, operations may be periodically interrupted or suspended which could result in a lack of revenues and a possible cessation of operations.

5. Because we do not maintain any insurance, if a judgment is rendered against us, we may have to cease operations. We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party to a lawsuit, we may not have sufficient funds to defend the litigation. In the event that we do not defend the litigation or a judgment is rendered against us, we may have to cease operations.

6. Because all of our assets and our sole officer and director are located outside the United States of America, it may be difficult for an investor to enforce within the United States any judgments obtained against us or any of our officer and director. All of our assets are located outside of the United States. In addition, our director and officer is a national and/or resident of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for an investor to effect service of process or enforce within the United States any judgments obtained against us or our officer or director, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. In addition, there is uncertainty as to whether the courts of China or China or other jurisdictions would recognize or enforce judgments of United States courts obtained against us or our director and officer predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in China or other jurisdictions against us, our sole officer and our director predicated upon the securities laws of the United States or any state thereof.

7. If we are not able to effectively respond to competition, our business may fail. There are many small software developers that sell software products which are similar to our proposed business venture. Most of these competitors have established businesses with a established customer base. We will attempt to compete against these groups by offering a much higher quality product compared to our competitors products with a more customizable product. However, we cannot assure you that such a strategy will be successful, or that competitors will not copy our business strategy. Our inability to achieve sales and revenues due to competition will have an adverse effect on our business operations and financial condition.

8. We need to raise additional investment capital in the future in order to commence our business operations. If we are unable to raise the required investment capital, you may lose all of your investment. In the current economic environment; it is extremely difficult for companies without profits or revenues, such as us, to raise capital. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. In the event we are not successful in selling our common stock, we may also seek to obtain short-term loans from our director, although no such arrangement has been made. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our director to meet our initial capital requirement needs. If we are unable to raise the required financing, we will be unable to proceed with our business plan and you may lose your entire investment.

9. Because our articles of incorporation authorize the issuance of 50,000,000 shares of common stock, an investor faces the risk of having their percentage ownership diluted in the future. We anticipate that any additional funding will be in the form of equity financing from the sale of our common stock. In the future, if we do sell more common stock, your investment could be subject to dilution. Dilution is the difference between what you pay for your stock and the net tangible book value per share immediately after the additional shares are sold by us. These shares may also be issued without security holder approval and, if issued, may be granted voting powers, rights, and preferences that differ from and may be superior to those of the registered shares.

Item 1B:     Uuresolved Staff Comments

None

Item 2:    Description of Property

The Company's headquarters and executive offices are located at 58 DongTangg District, Beijing, China 100027. Our telephone number is 949-419-6588.

Item 3:     Legal Proceedings

There are no existing, pending or threatened legal proceedings involving Nevaeh Enterprises Ltd., or against any of our officers or directors as a result of their involvement with the Company.

As of July 22, 2009 the Company does not retain a legal counsel.

Item 4:      Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fiscal period ended April 30, 2009.

Item 5:    Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

The Company's Common stock is not presently listed under any exchange. There is currently no active trading in our common stock and there has been no active trading.

As of July 22, 2009, there were approximately 30 stockholders of record of the Company's Common Stock.

The Company has not paid any cash dividends to date, and it has no intention of paying any cash dividends on its common stock in the foreseeable future. The declaration and payment of dividends is subject to the discretion of its Board of Directors. The timing, amount and form of dividends, if any, will depend on, among other things, results of operations, financial condition, cash requirements and other factors deemed relevant by the Board of Directors.

There are no outstanding options or warrants or convertible securities to purchase our common equity.

The Company has never issued securities under and does not have any equity compensation plan.

Item 6:     Selected Financial Data

	As of	As of
	April 30, 2009	April 30, 2008
Balance Sheet
Total Assets	$132	$209
Total Liabilities	$8,255	$605
Stockholders Equity (Deficit)	$(7,337)	$3,355

	For the	For the
	Year ended	Year Ended
	April 30, 2009	April 30, 2008
Income Statement
Revenues	$ -	$ -
Total Expenses	$4,977	$5,412
Net Loss	($4,977)	($5,412)

Item 7:     Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis provides information which management of Nevaeh Enterprises Ltd. (the "Company") believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report.

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

Results of Operations

Revenues

There were no revenues generated for the fiscal period ended April 30, 2009 and no revenues have been earned by the Company since it's inception.

General & Administrative Expenses

General and administrative expenses totaled $4,977 for the fiscal year ended April 30, 2009. This is compared to general and administrative expenses totaling $5,412 for the fiscal year ended April 30, 2008. This decrease in general and administrative expenses is largely attributed to an decrease in fees paid for professional services related to maintaining the Company for publicly reporting status.

We experienced a net loss of $4,977 for the fiscal year ended April 30, 2009 compared to a net loss of $600 for the fiscal year ended April 30, 2008.

Liquidity and Capital Resources

As of April 30, 2009, the Company had cash of $132. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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

Item 7A:    Quantitative and Qualitative Disclosures about Market Risk

Please see Item 1A above, "Risk Factors," for a discussion of these and other risks and uncertainties we face in our business.

Item 8:    Financial Statements

The financial statements required to be filed pursuant to this Item 8 begin on page F-1 of this report.

Item 9:    Changes In Disagreements With Accountants on Accounting and Financial Disclosure

The Financial Statements of the Company have been audited by Kenne Ruan, CPA, P.C. for the fiscal year ended April 30, 2009 and April 30, 2008. There have been no changes in or disagreements with either Kenne Ruan, CPA, P.C. on accounting and financial disclosure matters at any time.

Item 9A: Controls and Procedures

Qi Tang, our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, taking into account our limited resources and current business operations, they concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls, subsequent to the date they completed their evaluation

Evaluation Of Disclosure Controls And Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in this report is recorded, processed, accumulated, and reported to its management, including the president and the treasurer, to allow timely decisions regarding the required disclosure. Within the 90 days prior to the filing date of this report, the Company's management, with the participation of its president and treasurer, performed an evaluation of the effectiveness of the design and operation of these disclosure controls and procedures. Those officers have concluded that such disclosure controls and procedures are effective at ensuring that required information is disclosed in the Company's reports.

Change in Internal Control

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

Item 9B: Other Information

None

Item 10:    Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Officers and Directors

Each of our directors serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, age, and position of our present officers and directors are set forth below:

Name	Age	Position Held
Qi Tang	31	President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Treasurer, Secretary, and Director

Each director serves until our next annual meeting of the stockholders or unless they resign earlier. The Board of Directors elects officers and their terms of office are at the discretion of the Board of Directors.

Background of officers and directors

Mr. Qi Tang has been Nevaeh Enterprise's president, principal executive officer, principal financial officer, principal accounting officer, treasurer and a director since the company's inception on June 15, 2006.  In 2003,  Mr. Tang graduated from Chang Chun University of Science and Technology in Chang Chun, Ji Lin with a bachelor's degree in engineering focusing on electrical engineering.  From 2003 to the present date, Mr. Tang has been working as an independent contractor assisting small businesses in China design schematics for custom electronic solutions for businesses.

Audit Committee Financial Expert

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we are only beginning our commercial operations, at the present time, we believe the services of a financial expert are not warranted.

Conflicts of Interest

The only conflict that we foresee is that our officers and directors devote time to projects that do not involve us.

SECTION 16(A) BENEFICIAL OWNER REPORTING COMPLIANCE

Section 16(a) of the Securities and Exchange Act of 1934 requires that the Company's directors, executive officers, and persons who own more than 10% of registered class of the Company's equity securities, or file with the Securities and Exchange Commission (SEC), initial reports of ownership and report of changes in ownership of common stock and other equity securities of the Company. Officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. As of the fiscal year ending April 30, 2009, Form 3 reports were not timely filed by Qi Tang, the Company's President.

Code of Ethics

The Company has adopted code of ethics for all of the employees, directors and officers which is attached to this Annual Report as Exhibit 14.1.

Item 11:    Executive Compensation

The following table sets forth information with respect to compensation paid by us to our officers and directors during the three most recent fiscal years. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table
					Long Term Compensation
	Annual Compensation				Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position (1)	Year	Salary($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARSs (#)	LTIP Payouts ($)	All Other Compensation ($)
Qi Tang	2009	0	0	0	0	0	0	0
President, Treasurer, Secretary, and Director	2008	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0

[1]     All compensation received by the officers and directors has been disclosed.

Option/SAR Grants

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans.

Compensation of Directors

We do not have any plans to pay our directors any money.

Indemnification

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of the date of this prospectus, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what their ownership will be assuming completion of the sale of all shares in this offering. The stockholders listed below have direct ownership of his/her shares and possess sole voting and dispositive power with respect to the shares. The address for each person is our address at Postal Code 130021, Box 2225, Ming De Post Office, Chao Yang District, Chang Chun, Ji Lin.

Name of Beneficial Owner	Direct Amount of Beneficial Owner	Position	Percent of Class
Qi Tang	4,000,000	CEO, CFO, Secretary, Director	72.72%
All officers and directors as a Group (1 person)			72.72%

Securities authorized for issuance under equity compensation plans.

We have no equity compensation plans.

Item 12: Certain Relationships and Related Transactions

We issued 4,000,000 shares of common stock to Qi Tang, our president and a member of the board of directors in June 2006, in consideration of $4,000.

Item 13: Exhibits

Exhibit No.                              Description

3.1*                                         Articles of Incorporation of the Company (incorporated by reference to the Form SB-2 filed with the Securities and Exchange Commission on July 19, 2007)

3.2*                                         Bylaws of the Company (incorporated by reference to the Form SB-2 filed with the Securities and Exchange Commission on July 19, 2007)

10.1*                                       Website Design Contract (incorporated by reference to the Form SB-2 filed with the Securities and Exchange Commission on July 19, 2007)

14                                            Code of Ethics

31                                            Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32                                           Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 14: Principal Accountant Fees and Services

1) Audit Fees

The aggregate fees billed for the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory engagements for those fiscal years was:

2009 - $4,300          Kenne Ruan, CPA, P.C.

2008- $4,800          Kenne Ruan, CPA, P.C.

2) Audit - Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported in the preceding paragraph:

2009 - $ Kenne Ruan, CPA, P.C.

2008 - $0                     Kenne Ruan, CPA, P.C.

3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2009 - $0                    Kenne Ruan, CPA, P.C.

2008 - $0                    Kenne Ruan, CPA, P.C.

4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2009 - $0                     Kenne Ruan, CPA, P.C.

2008 - $0                     Kenne Ruan, CPA, P.C.

12

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27nd day of July, 2009

Nevaeh Enterprises Ltd.

(Registrant)

By: /s/ Qi Tang

Qi Tang

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Qi Tang	President, CEO, Secretary, Treasurer and Director	July 27, 2009
Qi Tang

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheets for the fiscal year ended April 30, 2009 and period ended April 30, 2008                                                                               F-2

Statements of Operations for the fiscal year ended April 30, 2009 and period ended April 30, 2008                                                                F-3

Statements of Cash Flows for the fiscal year ended April 30, 2009  and period ended April 30, 2008                                                              F-4

Statements of Shareholder's Equity (Deficit)                                                                                                                                                 F-5

Notes to Financial Statements                                                                                                                                                                     F-6

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Nevaeh Enterprises Ltd.

(A  Development Stage Company)

We have audited the accompanying balance sheets of Nevaeh Enterprises Ltd. as of April 30, 2009 and 2008 and the related statements of operations, changes in shareholders equity and cash flows for the two year period ended April 30, 2009. These financial statements are the responsibility of the Companys management.  Our responsibility is to express an opinion on these financial statements based on our audit.

 We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Nevaeh Enterprises Ltd. as of April 30, 2009 and 2008, and the results of its operations and its cash flows for the two year period ended April 30, 2009 in conformity with U.S. generally accepted accounting principles.

 The financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Companys losses from operations raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Kenne Ruan, CPA, P.C.
Woodbridge, Connecticut July 27, 2009

Nevaeh Enterprises Ltd.

(A Development Stage Company)

Balance Sheets

As of April 30, 2009 and  2008

	April 30, 2009	April 30, 2008
ASSETS
Current Assets

Cash and cash equivalents	$ 132	$ 209
	-
TOTAL CURRENT ASSETS	132	209

TOTAL ASSETS	$ 132	$ 209
	========	========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$ 455	$ 455
Loan from Shareholder	7,800	2,900
Total Current Liabilities	8,255	3,355

Stockholders' Equity
Common Shares
Authorized:
50,000,000 common shares at $0.001 par value
Issued and outstanding:
4,000,000 common shares	4,000	4,000

Additional paid in capital	22,500	-
(Deficit) accumulated during the development stage	(12,123)	(7,146)
Total Stockholders' Equity	(8,123)	(3,146)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 132	$ 209
	========	========

See Accompanying Summary of Accounting Policies and Notes to Financial Statements

Nevaeh Enterprises Ltd.

(A Development Stage Company)

Statements of Operations

(Expressed in US Dollars)

	For the Fiscal Period Ended April 30, 2009	For the Fiscal Period Ended April 30, 2008	From June 15, 2006 (Inception), to April 30, 2009
General and Administrative Expenses
Professional Fees	$ 4,900	$ 4,477	$ 10,877
Filing Fee	-	814	994
Bank Charges and Interest	77	121	252
Total General and Administrative Expenses	4,977	5,412	12,123
Net Loss for the period	$ (4,977)	$ (5,412)	$ (12,123)
	==========	==========	=========

Net Loss per Common Share
Basic and diluted	$ (0.00)	$ (0.00)

Weighted Average Number of Shares Outstanding
Basic and diluted	4,000,000	4,000,000
See Accompanying Summary of Accounting Policies and Notes to Financial Statements

Nevaeh Enterprises Ltd.

(A Development Stage Company)

Statements of Cash Flows

(Expressed in US Dollars)

	For the Fiscal Period Ended April 30, 2009	For the Fiscal Period Ended April 30, 2008	From June 15, 2006 (Inception), to April 30, 2009
Cash Provided by (Used in)
Operating Activities
Net (Loss) for the Period	$ (4,977)	$ (5,412)	$ (12,123)
Changes in non-cash working capital accounts
Decrease (Increase) in Subscription Receivable	-	-	-
Increase (Decrease) in Accounts Payable	-	455	455
Cash Used in operating activities	(4,977)	(4,957)	(11,668)

Investing Activities

Financing Activities
Shareholder Loan	4,900	2,600	7,800
Share Capital Subscribed	-	-	4,000
Cash provided by financing activities	4,900	2,600	11,800

Cash Increased during the period	(77)	(2,357)	132

Cash, Beginning of Period	209	2,566	-
Cash, End of Period	$ 132	$ 209	$ 132
	=========	=========	========

Supplemental Disclosures of Cash Flow Information

Cash Paid for interest	-	-	-
Cash Paid for income tax	-	-	-

See Accompanying Summary of Accounting Policies and Notes to Financial Statements

Nevaeh Enterprises Ltd.

(A Development Stage Company)

Statements of Stockholders' Equity

From June 15, 2006 (Inception), to April 30, 2009

	Common Stock		Additional	Deficit Accumulated During the	Total Stockholder's
	Shares	Amount	Paid In Capital	Development Stage	Equity

Balances - June 15, 2006	-	$ -	$ -	$ -	$ -

Common Stock Issued for Cash
- at $0.001 per share, August 1, 2006	4,000,000	4,000	-	-	4,000

Net Loss for the period from June 15, 2006 to April 30, 2007				(1,734)	(1,734)

Balance, as at April 30, 2007	4,000,000	$ 4,000	$ -	$ (1,734)	$ 2,266

Net Loss for the period ended April 30, 2008	-	-	-	(5,412)	(5,412)

Balances - April 30, 2008	4,000,000	$ 4,000		$ (7,146)	$ (3,146)

Net Loss for the period ended April 30, 2009				(4,977)	(4,977)

Balances - April 30, 2009	4,000,000	$ 4,000		$ (12,123)	$ (8,123)
	========	======	========	==========	=========

See Accompanying Summary of Accounting Policies and Notes to financial Statements

Nevaeh Enterprises Ltd.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the year ended April 30, 2009

1.         Nature and Continuance of Operations

            The Company is a development stage company which was incorporated in the State of Nevada, United States of America on June 15, 2006. The Company intends to commence operations as a developer of aftermarket electronic accessories for motor vehicles.

            These financials statements have been prepared on a going concern basis. The Company has accumulated a deficit of $12,123 since inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Companys ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to continue to provide for its working capital needs by seeking loans from its shareholders. These financial statements do not include any adjustments to the recoverability and classification of assets, or the amount and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

            The companys year-end is April 30, 2009.

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

            The financial statements have, in managements opinion, been properly prepared within the framework of the significant accounting policies summarized below:

            Cash and Cash Equivalents

            Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at April 30, 2009, there were no cash equivalents.

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

style="font-size: 12.0pt;font-family:"Times New Roman">The Companys currency exposure is insignificant and immaterial and we do not use derivative instruments to reduce its potential exposure to foreign currency risk.

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

            Basic and Diluted Net Loss Per Share

In accordance with SFAS No. 128, "Earnings Per Share', the basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As at April 30,2009, diluted net loss per share is equivalent to basic net loss per share.

            Stock Based Compensation

The Company accounts for stock options and similar equity instruments issued in accordance with SFAS No. 123(revised), " Share-Based Payment>".  Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period.   Transactions in which goods or services are received in exchange for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.   SFAS No. 123(revised) requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

            The Company did not grant any stock options during the period ended April 30, 2009.

            Comprehensive Income>

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

            The Company has no elements of "other comprehensive income" during the        period ended April 30, 2009.

            Advertising Expenses

            The company expenses advertising costs as incurred. There was no advertising expense incurred by the company during the period ended April 30, 2009.

            New Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

3.         CAPITAL STOCK

            On August 1, 2006, the Company issued 4,000,000 common shares at $0.001 per share to the sole director of the Company for total proceeds of $4,000.

4.         COMMITMENTS

            On June 20, 2006, the management of the Company signed a software design contract with Zhou Li Hong, an independent software designer to create and develop a software design for the Company . In consideration, the Company agreed to pay Mr. Zhou a fixed fee of $8,000, which is due upon the completion of the beta phase of the website. Management expects the beta phase of the software to be complete by the end of March 2008.

5.         RELATED PARTY TRANSACTIONS

            The Companys sole officer has loaned the company $4,900, without interest and fixed term of repayment.