Form 10-Q
period 2009-10-31
Nevaeh Enterprises Ltd.
filed 2009-12-15
CIK 1372167

10-Q 1 nevaeh10q.htm

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF  THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

or

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

1

Part I - FINANCIAL INFORMATION

Nevaeh Enterprises Ltd.

(A Development Stage Company)

Balance Sheets

	October 31,	April 30,
	2009	2009
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$ 135	$ 132
Total Current Assets	135	132

TOTAL ASSETS	$ 135	$ 132

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$ 455	$ 455
Loan from shareholder	11,000	7,800
Total Current Liabilities	11,455	8,2500

COMMITMENTS (Note 4)

Stockholders' Equity (Deficit)
Common stock
Authorized: $0.001 par value, 50,000,000 shares authorized
Issued and Outstanding
4,000,000 common shares	4,000	4,000
Additional paid in capital	-	-
Deficit, accumulated during the development stage	(15.320)	(12,123)
Total Stockholders' Equity (Deficit)	(11,320)	(8,123)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$ 135	$ 132

The accompanying notes are an integral part of these financial statements.

Nevaeh Enterprises Ltd.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended		June 15, 2006 (Inception) to
	October 31 2009	October 31 2008	October 31 2009	October 31 2008	October 31, 2009
General and Administration Expenses
Filing Fees	$ -	$ -	$ -	$ -	$ 994
Professional Fees	2,100	1,100	3,100	3,700	13,977
Bank charges and interest	97	77	97	77	349

	(2,197)	(1,177)	(3,197)	(3,770)	(15,320)

Net (Loss) for the period	$ (2,197)	$ (1,177)	$ (3,197)	$ (3,770)	$ (15,320)

Net (Loss) per common share
Basic and diluted	0.00	0.00	0.00	0.00	0.00

Weighted Average Number of Common Shares Outstanding
Basic and diluted	4,000,000	4,000,000

The accompanying notes are an integral part of these financial statements.

Nevaeh Enterprises Ltd.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	For the		From June 15, 2006
	Six Months Ended		(Inception) to
	October 31,	October 31,	July 31,
	2009	2008	2009
Cash Flow from Operating Activities
Net profit (loss) for the period	$ (3,197)	$ (3,700)	$ (15,320)
Changes in:
Accounts payable and accrued liabilities	-	-	455
Net Cash Flow from Operating Activities	(3,197)	(3,700)	(14,865)

Cash Flow from Financing Activities
Proceeds from shareholder loan	3,200	3,700	11,00
Cash received for shares issued	-	-	4,000
Net Cash Flow from Financing Activities	3,200	3,700	15,000

Cash increase (decrease) during the Period	3	(77)	135

Cash and cash equivalents, Beginning of period	132	209	-
Cash and cash equivalents, End of period	135	132	135

Supplementary Information
Interest Paid	-	-	-
Income Taxes Paid	-	-	-

The accompanying notes are an integral part of these financial statements.

NEVEAH ENTERPRISES LTD.

(A Development Stage Company)

Notes to the Financial Statements

For Six Months Ended October 31, 2009

1.         Nature and Continuance of Operations

            The Company is a development stage company which was incorporated in the State of Nevada, United States of America on June 15, 2006. The Company intends to commence operations as a developer of aftermarket electronic accessories for motor vehicles.

            These financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $15, 320 since inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Companys ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to continue to provide for its working capital needs by seeking loans from its shareholders. These financial statements do not include any adjustments to the recoverability and classification of assets, or the amount and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

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

            The financial statements have, in managements opinion, been properly prepared within the framework of the significant accounting policies summarized below:

            Cash and Cash Equivalents

            Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at October 31, 2009, there were no cash equivalents.

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

            Income Taxes

           The Company uses the assets and liability method of accounting for income taxes in accordance with SFAS No. 109 "Accounting for Income Taxes".  Under this method, deferred tax assts and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial expected statements carrying amounts of existing assets and liabilities and their respective             tax bases. Deferred tax assets and liabilities are measured using enacted tax rates to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

            Basic and Diluted Net Loss Per Share

           In accordance with SFAS No. 128, "Earnings Per Share', the basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As at October 31, 2009, diluted net loss per share is equivalent to basic net loss per share.

            Stock Based Compensation

            The Company accounts for stock options and similar equity instruments issued in accordance with SFAS No. 123(revised), "Share-Based Payment".  Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period.   Transactions in which goods or services are received in exchange for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.   SFAS No. 123(revised) requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

            The Company did not grant any stock options during the period ended October 31, 2009.

            Comprehensive Income
 <
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

            The Company has no elements of "other comprehensive income" during the        period ended October 31, 2009.

            Advertising Expenses

            The company expenses advertising costs as incurred. There was no advertising expense incurred by the company during the period ended October 31, 2009.

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

5.         RELATED PARTY TRANSACTIONS

            The Companys sole officer has loaned the company $11,000, without interest and fixed term of repayment.

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

The Company experienced general and administration expenses of $3,197 for the six months ended October 31, 2009, compared to general and administration expenses of $3,770 for the six months ended July 31, 2008. The decrease in expenses experienced by the Company has been related to a decrease in professional expenses spent by Company on maintaining the Company's status as a publicly reporting company. Since the Company's inception of June 15, 2006, the Company has experienced total general and administration expenses of $15,320.

For the six months ended October 31, 2009, the company experienced a net loss of $3,197.

Liquidity and Capital Resources

During the six months period ended October 31, 2009, the Company satisfied its working capital needs by using capital raised from issuing common shares to investors and loans from the director. As of October 31, 2009, the Company has cash on hand in the amount of $135. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain more future loans from our shareholders, but there are no agreements or understandings in place currently.

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

As of October 31, 2009, the end of the six month period year covered by this report, our president (our principal executive officer, principal accounting officer and principal financial officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal accounting officer and principal financial officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

There have been no changes in our internal controls over financial reporting that occurred during the period ended October 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our auditors have issued a going concern opinion as at December 14, 2009. This means that there is substantial doubt that we can continue as an ongoing business without additional financing and/or generating profits. If we are unable to do so, we will have to cease operations and you will lose your investment.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized December 14, 2009

December 14, 2009	/s/ Qi Tang__________________
Mr. Qi Tang, President