Form 10-Q
period 2010-01-31
Nevaeh Enterprises Ltd.
filed 2010-03-22
CIK 1372167

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF  THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

or

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

The number of shares outstanding of the Registrant's common stock, par value $.001 per share, at March 22, 2010 was 4,000,000 shares.

1

Part I - FINANCIAL INFORMATION

Nevaeh Enterprises Ltd.

(A Development Stage Company)

Balance Sheets

	January 31,	April 30,
	2010	2009
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$ 252	$ 132
Total Current Assets		132

TOTAL ASSETS	$ 252	$ 132

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$ 1,455	$ 455
Loan from shareholder	11,000	7,800
Total Current Liabilities	12,455	8,255

COMMITMENTS (Note 4)

Stockholders' Equity (Deficit)
Common stock
Authorized: $0.001 par value, 50,000,000 shares authorized
Issued and Outstanding
4,000,000 common shares	4,000	4,000
Additional paid in capital	-	-
Deficit, accumulated during the development stage	(16,203)	(12,123)
Total Stockholders' Equity (Deficit)	(12,203)	(8,123)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$ 252	$ 132

The accompanying notes are an integral part of these financial statements.

Nevaeh Enterprises Ltd.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended		June 15, 2006 (Inception) to
	January 31 2010	January 31 2009	January 31 2010	January 31 2009	January 31, 2010
General and Administration Expenses
Filing Fees	$ -	$ -	$ -	$ -	$ 994
Professional Fees	600	600	3,700	4,300	14,577
Bank charges and interest	283	-	380	77	632
Dues and Subscriptions	-	-
Operating loss	(883)	(600)	(4,080)	(4,377)	(16,203)

Net (Loss) for the period	$ (883)	$ (600)	$ (4,080)	$ (4,377)	$ (16,203)

Net (Loss) per common share
Basic and diluted	0.00	0.00	0.00	0.00	0.00

Weighted Average Number of Common Shares Outstanding
Basic and diluted	4,000,000	4,000,000

The accompanying notes are an integral part of these financial statements.

Nevaeh Enterprises Ltd.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	For the		From June 15, 2006
	Nine Months Ended		(Inception) to
	January 31,	January 31,	January 31,
	2010	2009	2010
Cash Flow from Operating Activities
Net profit (loss) for the period	$ (4,080)	$ (4,377)	$ (16,203)
Changes in:
Accounts payable and accrued liabilities	1,000	-	1,455
Net Cash Flow from Operating Activities	(3,080)	(4,377)	(14,748)

Cash Flow from Financing Activities
Proceeds from shareholder loan	3,200	4,300	11,000
Cash received for shares issued	-	-	4,000
Net Cash Flow from Financing Activities	3,200	4,300	15,000

Cash increase (decrease) during the Period	120	(77)	252

Cash and cash equivalents, Beginning of period	132	209	-
Cash and cash equivalents, End of period	252	132	252

Supplementary Information
Interest Paid	-	-	-
Income Taxes Paid	-	-	-

The accompanying notes are an integral part of these financial statements.

 NEVEAH ENTERPRISES LTD.

(A Development Stage Company)

Notes to the Financial Statements

For Nine Months Ended January 31, 2010

1.         Nature and Continuance of Operations

            The Company is a development stage company which was incorporated in the State of Nevada, United States of America on June 15, 2006. The Company intends to commence operations as a developer of aftermarket electronic accessories for motor vehicles.

            These financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $16,203 since inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Companys ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to continue to provide for its working capital needs by seeking loans from its shareholders. These financial statements do not include any adjustments to the recoverability and classification of assets, or the amount and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

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

            The financial statements have, in managements opinion, been properly prepared within the framework of the significant accounting policies summarized below:

            Cash and Cash Equivalents

            Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at January 31, 2010, there were no cash equivalents.

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

            Basic and Diluted Net Loss Per Share

            In accordance with SFAS No. 128, "Earnings Per Share', the basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As at January 31, 2010, diluted net loss per share is equivalent to basic net loss per share.

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

            The Company did not grant any stock options during the period ended January 31, 2010.

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

            The Company has no elements of "other comprehensive income" during the period ended January 31, 2010.

            Advertising Expenses

            The company expenses advertising costs as incurred. There was no advertising expense incurred by the company during the period ended January 31, 2010.

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

Results of Operations

Nevaeh has not generated any revenues for the nine months ended January 31, 2010.

The Company experienced general and administration expenses of $4,080 for the nine months ended January 31, 2010, compared to general and administration expenses of $4,377 for the nine months ended January 31, 2009. The decrease in expenses experienced by the Company has been related to decrease in professional expenses spent by the Company on maintaining the Company's status as a publicly reporting company. Since the Company's inception of June 15, 2006, the Company has experienced total general and administration expenses of $16,203.

For the nine months ended January 31, 2010, the company experienced a net loss of $4,080.

Liquidity and Capital Resources

During the nine months period ended January 31, 2010, the Company satisfied its working capital needs by using capital raised from issuing common shares to investors and loans from the director. As of January 31, 2010, the Company has cash on hand in the amount of $252. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain more future loans from our shareholders, but there are no agreements or understandings in place currently.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized March 22, 2010

March 22, 2010	/s/ Qi Tang__________________
Mr. Qi Tang, President