Form 10-K
period 2010-04-30
Nevaeh Enterprises Ltd.
filed 2010-08-11
CIK 1372167

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                             Form 10 - K

(Mark One)

[ x ]    ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Fiscal Period year ended April 30, 2010

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



             58 Dongcheng District, Beijing, China 100027

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

Large accelerated filer o Accelerated filer o



Non-accelerated filer o Smaller reporting company x

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes o    No X

The aggregate market value of Nevaeh Enterprises' Common Stock owned by non-affiliates as of August 5, 2010 was nil.

Number of shares of each class of Nevaeh Enterprise's capital stock outstanding as of August 5, 2010: 4,000,000 shares of common stock



1





                       Nevaeh Enterprises Ltd.

                              FORM 10-K

               For the Fiscal Year ended April 30, 2010

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

        Item 7.        Management's Discussion and Analysis of
                       Financial Condition and the Results  of
                       Operations

        Item 7A.       Quantitative and Qualitative Disclosures About
                       Market Risk

        Item 8.        Financial Statements and Supplementary Data

                       Management's Report on Internal Control
                       Over Financial Reporting

                       Report of Independent Registered Public
                       Accounting Firm

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





PART I

Item 1.    Description of Business

Nevaeh Enterprises Ltd. was incorporated in the state of Nevada on June 15, 2006. Nevaeh intends to operate as a software developer which will create a software interface which will integrate existing cellular phone devices with an automobile's existing navigation system in order to relay text or email message through an automobile's sound system or navigation display. The initial region we plan to market our website to is in major city centers in China. We currently have signed a contract with a local Chinese software programmer to create and develop our proposed user interface. We expect that we will have a working, beta stage software by the end of June, 2011. We are currently making progress on our business plan. We anticipate that in order for us to begin commercialization and retail sale of our product, we will need to raise additional capital. We currently do not have any specific plans to raise these funds.

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

Offices

The Company's headquarters and executive address is located at 58
Dongcheng District, Beijing, China 100027. Our telephone number is
949-419-6588.

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

3. Because we have only one officer and director who are responsible for our managerial and organizational structure, in the future, there may not be effective disclosure and accounting controls to comply with applicable laws and regulations which could result in fines, penalties and assessments against us. We have only one officer and director. He is responsible for our managerial and organizational structure which will include preparation of disclosure and accounting controls under the Sarbanes Oxley Act of 2002. When these controls are implemented, they will be responsible for the administration of the controls. Should they not have sufficient experience, they may be incapable of creating and implementing the controls which may cause us to be subject to sanctions and fines by the SEC which ultimately could cause you to lose your investment.

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

Item 1B:     Unresolved Staff Comments

None

Item 2:    Description of Property

The Company's headquarters and executive offices are located at 58 Dongcheng District, Beijing, China 100027. Our telephone number is 949-419-6588.

Item 3:     Legal Proceedings

There are no existing, pending or threatened legal proceedings involving Nevaeh Enterprises Ltd., or against any of our officers or directors as a result of their involvement with the Company.



As of August 5, 2010 the Company does not retain a legal counsel.

Item 4:      Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fiscal period ended April 30, 2010.

Item 5: Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

The Company's Common stock is not presently listed under any exchange. There is currently no active trading in our common stock and there has been no active trading.

As of August 5 2010, there were approximately 30 stockholders of record of the Company's Common Stock.

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



Item 6:     Selected Financial Data
                    As of               As of
                    April 30, 2010      April 30, 2009
Balance Sheet
Total Assets             $251           $132
Total Liabilities        $13,055        $8,255
Stockholders Equity
(Deficit)                $(12,804)      $(8,123)

                    For the             For the
                    Year ended          Year Ended
                    April 30, 2010      April 30, 2009
Income Statement
Revenues            $ -                   $ -
Total Expenses      $4,681                $4,977
Net Loss            $(4,681)              $(4,977)










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

Overview

Nevaeh Enterprises Ltd. was incorporated in the state of Nevada on June 15, 2006. Nevaeh intends to operate as a software developer which will create a software interface which will integrate existing cellular phone devices with an automobile's existing navigation system in order to relay text or email message through an automobile's sound system or navigation display. The initial region we plan to market our website to is in major city centers in China. We currently have signed a contract with a local Chinese software programmer to create and develop our proposed user interface. We expect that we will have a working, beta stage software by the end of June, 2011. We are making progress on our business plan. We anticipate that in order for us to begin commercialization and retail sale of our product, we will need to raise additional capital. We currently do not have any specific plans to raise these funds.

Results of Operations

Revenues

There were no revenues generated for the fiscal period ended April 30, 2010 and no revenues have been earned by the Company since it's inception.

General & Administrative Expenses

General and administrative expenses totaled $4,681 for the fiscal year ended April 30, 2010. This is compared to general and administrative expenses totaling $4,977 for the fiscal year ended April 30, 2009. This decrease in general and administrative expenses is largely attributed to an decrease in fees paid for professional services related to maintaining the Company for publicly reporting status.

We experienced a net loss of $4,681 for the fiscal year ended April 30, 2010 compared to a net loss of $4,977 for the fiscal year ended April 30, 2009.

Liquidity and Capital Resources

As of April 30, 2010, the Company had cash of $251. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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

Item 9: Changes In Disagreements With Accountants on Accounting and Financial Disclosure

The Financial Statements of the Company have been audited by Kenne Ruan, CPA, P.C. for the fiscal year ended April 30, 2010 and April 30, 2009. There have been no changes in or disagreements with either Kenne Ruan, CPA, P.C. on accounting and financial disclosure matters at any time.

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

The name, age, and position of our present officers and directors are set forth below:
Name           Age                      Position Held
Qi Tang        32         President, Principal Executive Officer,
                          Principal Financial Officer,Principal
                          Accounting Officer, Treasurer, Secretary, and Director

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

SECTION 16(A) BENEFICIAL OWNER REPORTING COMPLIANCE

Section 16(a) of the Securities and Exchange Act of 1934 requires that the Company's directors, executive officers, and persons who own more than 10% of registered class of the Company's equity securities, or file with the Securities and Exchange Commission
(SEC), initial reports of ownership and report of changes in ownership of common stock and other equity securities of the Company. Officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. As of the fiscal year ending April 30, 2010, Form 3 reports were not timely filed by Qi Tang, the Company's President.

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

Name          Year      Salary  $  Bonus $    Other       Restricted  Securities         LTIP       All Other
and                                           Annual      Stock       Underlying         Payouts    Compensation
Principal                                     CompensationAwards $    Options/SARSs (#)  ($)        $
Posit                                         ($)
ion


Hong Mei Ma   2010      0          0          0           0           0                  0          0
Chief
Executive


              2009      0          0          0           0           0                  0          0

              2008      0          0          0           0           0                  0          0

              2007      0          0          0           0           0                  0          0






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


Name of             Direct Amount
Beneficial Owner  of Beneficial Owner  Position   Percent of Class
Qi Tang            4,000,000           CEO, CFO,       72.72%
                                      Secretary,
                                       Director



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

2009 - $0               Kenne Ruan, CPA, P.C.

2008 - $0               Kenne Ruan, CPA, P.C.

4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2009 - $0               Kenne Ruan, CPA, P.C.

2008 - $0               Kenne Ruan, CPA, P.C.









12



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 5th of August, 2010

Nevaeh Enterprises Ltd.

(Registrant)

By: /s/ Qi Tang

Qi Tang

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature      Title                        Date
/s/ Qi Tang    President, CEO, Secretary,   August 5, 2010
Qi Tang        Treasurer and Director







INDEX TO FINANCIAL STATEMENTS



Report of Independent Registered Public Accounting Firm

Balance Sheets for the fiscal year ended April 30, 2010 and period
ended April 30, 2009                                   F-2

Statements of Operations for the fiscal year ended April 30, 2010
and period ended April 30, 2009                        F-3

Statements of Cash Flows for the fiscal year ended April 30, 2010
and period ended April 30, 2009                        F-4

Statements of Shareholder's Equity (Deficit)           F-5

Notes to Financial Statements                          F-6



Report of Independent Registered Public Accounting Firm



To the Board of Directors and Stockholders

Nevaeh Enterprises Ltd.

(A  Development Stage Company)



We have audited the accompanying balance sheets of Nevaeh Enterprises Ltd. as of April 30, 2010 and 2009 and the related statements of operations, changes in shareholders equity and cash flows for the two year period ended April 30, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Nevaeh Enterprises Ltd. as of April 30, 2010 and 2009, and the results of its operations and its cash flows for the two year period ended April 30, 2010 in conformity with U.S. generally accepted accounting principles.

 The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





/s/Kenne Ruan, CPA, P.C.




Woodbridge, Connecticut
August 5, 2010














F-1



Nevaeh Enterprises Ltd.

(A Development Stage Company)

Balance Sheets

As of April 30, 2010 and  2009

                                        As of April 30, 2010            As of April 30, 2009

       Assets

Current Assets

       Cash and Cash Equivalents        $251                            $132

Total Current Assets                                                    $132

Total Assets                            $251                            $132

       Liabilities and Stockholders'
Equity

Current Liabilities

       Loan Payable                     $2,055                          $455

       Loan from Shareholder            $11,000                         $7,800

Total Current Liabilities               $13,055                         $8,255

Commitments (Note 4)

Stockholders' Equity

Common Stock Authorized:

50,000,000 common shares at $0.001 par
value

Issued and outstanding: 4,000,000       4,000                           4,000
common shares

Additional Paid-in Capital              -                               -

(Deficit) accumulated during the        (16,804)                        (12,123)
developmental stage

Total Stockholders' Equity              (12,804)                        (8,123)

Total Liabilities and Stockholders'     $251                            $132
Equity

The accompanying notes are an integral part of the consolidated financial statements.


F-2
Nevaeh Enterprises Ltd.

(A Development Stage Company)

Statement of Operations

For the twelve months ended April 30, 2010 and 2009 and from June
15, 2006 (Inception) to April 30, 2010.

                                   For the Twelve Months
                                   Ended

                                   April 30, 2010   April 30, 2009   June 15, 2006 (Inception)
                                                                     to April 30, 2010

General and Administration
Expenses

Filing Fees                        -                -                $994

Professional Fees                  $4,300           $4,900           $15,177

Dues and Subscriptions             -                -                -

Bank Charges and Interest          $381             $77              $633

Operating Loss                     $4,681           $4,977           $16,804

Net (loss) for the period          $(4,681)         $(4,977)         $(16,804)

Net (loss) per share

       Basic and diluted           -                -                -

Weighted Average Number of Common
Shares Outstanding

       Basic and diluted           -                -                -



The accompanying notes are an integral part of the consolidated financial statements.


F-3

 Nevaeh Enterprises Ltd.

(A Development Stage Company)

Statements of Cash Flows


For the Fiscal Period Ended April 30, 2010 and 2009. And from June 15, 2006 (Inception), to April 30, 2010.

                                           For the Twelve Months
                                           Ended

                                           April 30, 2010  April 30, 2009  June 15, 2006
                                                                           (Inception) to April
                                                                           30, 2010

Operating Activities

       Net (loss) for the period           $(4,681)        $(4,977)        $(16,804)

Changes in non-cash working capital items

       Accounts payable and Accrued        $1,600          -               $2,055
Liabilities

Cash used in operating activities          $(3,081)        $(4,977)        $(14,749)

Financing Activities

       Loans from Shareholder              $3,200          $4,900          $11,000

       Cash Received for shares issued     -               -               $4,000

Cash provided by financing activities      $3,200          $4,900          $15,000

Cash increase (decrease) during the Period $119            $(77)           $251

Cash, Beginning of Period                  $132            $209            -

Cash, End of Period                        $251            $132            $251

Supplemental Information

       Interest Paid                       -               -               -

       Income Taxes Paid                   -               -               -

The accompanying notes are an integral part of the consolidated financial statements.





F-5

  Nevaeh Enterprises Ltd.

(A Development Stage Company)

Statement of Changes in Stockholders' Equity (Deficit)

From June 15, 2006 (Inception Date) to April 30, 2010

                             Common Stock

                             Shares       Amount      Additional  Deficit         Total
                                                      Paid-in     Accumulated     Stockholders'
                                                      Capital     During the      Equity
                                                                  Development
                                                                  Stage

Common stock issued for
cash:

-At $0.001 per share,        4,000,000    $4,000      $0          $0              $4,000
August 1, 2006

Comprehensive income (loss)

- Net loss for the period                                         $(1,734)        $(1,734)
from Inception June 15,
2006 to April 30, 2007

Balance, as at April 30,     4,000,000    $4,000      $0          $(1,734)        $2,266
2007

Comprehensive income (loss)

- Net loss for the year                                           $(5,412)        $(5,412)
ended April 30, 2008

Balance, as at April 30,     4,000,000    $4,000      $0          $(7,146)        $(3,146)
2008

Comprehensive income (loss)

-Net Loss for the year                                            $(4,977)        $(4,977)
ended April 30, 2009

Balance, as at April 30,     4,000,000    $4,000      $0          $(12,123)       $(8,123)
2009

Comprehensive income (loss)

-Net Loss for the year                                            $(4,681)        $(4,681)
ended April 30, 2010

Balance, as at April 30,     4,000,000    $4,000      $0          $(16,804)       $(12,804)
2010




NEVEAH ENTERPRISES LTD.
(A Development Stage Company)
Notes to the Financial Statements
For the Year Ended April 30, 2010



1.     Nature and Continuance of Operations

       The Company is a development stage company which was incorporated in the State of Nevada, United States of America on June 15, 2006. The Company intends to commence operations as a developer of aftermarket electronic accessories for motor vehicles.

       These financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $16,804 since inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to continue to provide for its working capital needs by seeking loans from its shareholders. These financial statements do not include any adjustments to the recoverability and classification of assets, or the amount and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

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

       The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Cash and Cash Equivalents

       Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at April 30, 2010, there were no cash equivalents.

Development Stage Company

       The Company complies with the FASB Accounting Standards
Codification (ASC) Topic 915 Development Stage Entities for its characterization of the Company as development stage.

Impairment of Long Lived Assets

Long-lived assets are reviewed for impairment in accordance with ASC Topic 360, "Accounting for the Impairment or Disposal of Long- lived Assets". Under ASC Topic 360, long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized or the amount, if any, which the carrying value of the asset exceeds the fair value.

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

Income Taxes

       The Company uses the assets and liability method of accounting for income taxes in accordance with ASC Topic 740 "Accounting for Income Taxes". Under this method, deferred tax assts and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.


Basic and Diluted Net Loss Per Share

       In accordance with ASC Topic 260, "Earnings Per Share', the basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As at April 30, 2010, diluted net loss per share is equivalent to basic net loss per share.

Stock Based Compensation

       The Company accounts for stock options and similar equity instruments issued in accordance with ASC Topic 718 Compensation-Stock Compensation. Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. Transactions in which goods or services are received in exchange for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable, ASC Topic 718 requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

       The Company did not grant any stock options during the period ended April 30, 2010.

Comprehensive Income

       The Company adopted ASC Topic 220- Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners.

       The Company has no elements of "other comprehensive income" during the period ended April 30, 2010.

Advertising Expenses

       The company expenses advertising costs as incurred. There was no advertising expense incurred by the company during the period ended April 30, 2010.

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

4.     COMMITMENTS

       On June 20, 2006, the management of the Company signed a software design contract with Zhou Li Hong, an independent software designer to create and develop a software design for the Company. In consideration, the Company agreed to pay Mr. Zhou a fixed fee of $8,000, which is due upon the completion of the beta phase of the website. Management expects the beta phase of the software to be complete by the end of June, 2011.

5.     RELATED PARTY TRANSACTIONS

       The Company's sole officer has loaned the company $11,000, without interest and fixed term of repayment.