Form 10-Q
period 2010-07-31
Nevaeh Enterprises Ltd.
filed 2010-09-13
CIK 1372167

U.S. Securities and Exchange Commission

                        Washington, D.C. 20549



                              FORM 10-Q



[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF  THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

or



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





--------------------------------------------------------------------

               (Address of principal executive offices)

                             949-419-6588

                  ----------------------------------

         (Registrant's telephone number, including area code)

                                 n/a
                      -------------------------

 (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days. Yes X    No _



Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer                                 __

Accelerated filer                                       __
Non-accelerated filer                                   __

Small Reporting Company                                 _x_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes X    No _

The number of shares outstanding of the Registrant's common stock, par value $.001 per share, at September 12, 2010 was 4,000,000 shares.

1

Part I - FINANCIAL INFORMATION

                       Nevaeh Enterprises Ltd.
                    (A Development Stage Company)
                            Balance Sheets

                                                            July 31, 2010     As of April 30,
                                                              (Unaudited)     2010


Assets

Current Assets - Cash and Cash Equivalents                  $251              $251

TOTAL ASSETS                                                $251              $251

Liabilities

Current Liabilities

             Accounts Payable and Accrued Liabilities       $4,555            $2,055

             Shareholder Loan                               $11,000           $11,000

TOTAL CURRENT LIABILITIES                                   $15,555           $13,055

Stockholders' Equity

Common Stock. Authorized:50,000,000 common shares at
$0.001 par value
Issued and outstanding: 4,000,000 common shares             4,000             4,000


Additional Paid-in Capital                                  -                 -

Deficit accumulated during the developmental stage          $(19,304)         $(16,804)

TOTAL STOCKHOLDERS' EQUITY                                  $(15,304)         $(12,804)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $251              $251

The accompanying notes are an integral part of these financial statements.



                       Nevaeh Enterprises Ltd.
                   (A Developmental Stage Company)
                       Statement of Cash Flows


                                                  For the Three    For the     From June 15,
                                                  Months Ended     Three       2006 (Inception)
                                                  July 31 ,2010    Months      to July 31, 2010
                                                                   Ended July
                                                                   31, 2009

Cash Flow from Operating Activities

       Net loss for the Period                    $(2,500)         $1,000      $(19,304)

Changes in non-cash working capital items

       Accounts payable and accrued liabilities   $2,500           -           $4,555

Cash Used in Operating Activities                 -                $1,000      $(14,749)

Financing Activities

       Loans from Shareholder                     -                $2,000      $11,000

       Cash Received for shares issued            -                -           $4,000

Cash Provided by Financing Activities             -                $2,000      $15,000

Cash Increase (decrease) during the Period        -                $1,000      $251

Cash, Beginning of Period                         $251             $132        -

Cash, End of Period                               $251             $1,132      $251

The accompanying notes are an integral part of these financial statements.



                       Nevaeh Enterprises Ltd.
                    (A Development Stage Company)
                       Statements of Operations


                                             For the Three   For the Three     From June 15,
                                             Months Ended    Months Ended      2006 (Inception)
                                             July 31, 2010   July 31, 2009     to July 31, 2010



General and Administrative Expenses


              Filing Fees                    -               -                 $994

            Professional Fees                $2,500          $1,000            $17,677

       Dues and Subscriptions                -               -                 -

            Bank Charges and Interest        -               -                 $633

Operating Loss                               $2,500          $1,000            $19,304

Net (loss) for the period                    $(2,500)        $(1,000)          $(19,304)

Net (loss) per share - Basic and Diluted     0.00            0.00              0.00

Weighted Average Number of Common Shares     4,000,000       4,000,000
Outstanding - Basic and Diluted

The accompanying notes are an integral part of these financial statements.

  NEVAEH ENTERPRISES LTD.
(A Development Stage Company)
Notes to the Financial Statements
For the Three Months Ended July 31, 2010



1.     Nature and Continuance of Operations

       The Company is a development stage company which was incorporated in the State of Nevada, United States of America on June 15, 2006. The Company intends to commence operations as a developer of aftermarket electronic accessories for motor vehicles.

       These financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $19,304 since inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to continue to provide for its working capital needs by seeking loans from its shareholders. These financial statements do not include any adjustments to the recoverability and classification of assets, or the amount and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

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

       The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

       Cash and Cash Equivalents

       Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at July 31, 2010, there were no cash equivalents.

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

       Income Taxes

       The Company uses the assets and liability method of accounting for income taxes in accordance with FASB Topic 740 "Accounting for Income Taxes". Under this method, deferred tax assts and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.


       Basic and Diluted Net Loss Per Share

       In accordance with FASB Topic 260, "Earnings Per Share', the basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As at July 31, 2010, diluted net loss per share is equivalent to basic net loss per share.

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

       The Company did not grant any stock options during the period ended July 31, 2010.

       Comprehensive Income

       The Company adopted FASB Topic 220- Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners.

       The Company has no elements of "other comprehensive income" during the period ended July 31, 2010.

       Advertising Expenses

       The company expenses advertising costs as incurred. There was no advertising expense incurred by the company during the period ended July 31, 2010.

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

4.     COMMITMENTS

       On June 20, 2006, the management of the Company signed a software design contract with Zhou Li Hong, an independent software designer to create and develop a software design for the Company. In consideration, the Company agreed to pay Mr. Zhou a fixed fee of $8,000, which is due upon the completion of the beta phase of the website. Management expects the beta phase of the software to be complete by the end of April 2011.

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

Results of Operations

Nevaeh has not generated any revenues for the three months ended
July 31, 2010.

The Company experienced general and administration expenses of $2,500 for the three months ended July 31, 2010, compared to general and administration expenses of $1,000 for the three months ended
July 31, 2009. The increase in expenses experienced by the Company has been related to increase in professional expenses spent by the Company on maintaining the Company's status as a publicly reporting company. Since the Company's inception of June 15, 2006, the Company has experienced total general and administration expenses of $19,304.

For the three months ended July 31, 2010, the company experienced a net loss of $2,500.

Liquidity and Capital Resources

During the three months period ended July 31, 2010, the Company satisfied its working capital needs by using capital raised from issuing common shares to investors and loans from the director. As of July 31, 2010, the Company has cash on hand in the amount of $251. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain more future loans from our shareholders, but there are no agreements or understandings in place currently.

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

As of July 31, 2010, the end of the three month period year covered by this report, our president (our principal executive officer, principal accounting officer and principal financial officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal accounting officer and principal financial officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

There have been no changes in our internal controls over financial reporting that occurred during the period ended July 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.





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














SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized September 12, 2010.





September 12, 2010


/s/ Qi Tang__________________




Mr.Qi Tang, President