Form 10-Q
period 2010-10-31
Nevaeh Enterprises Ltd.
filed 2010-12-17
CIK 1372167

U.S. Securities and Exchange Commission

                                    Washington, D.C. 20549



                                             FORM 10-Q



  [ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF  THE SECURITIES AND EXCHANGE ACT OF 1934

           For the quarterly period ended October 31, 2010

                                  or



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

Yes X    No _

The number of shares outstanding of the Registrant's common stock, par value $.001 per share, at December 17, 2010 was 4,000,000 shares.

1

Part I - FINANCIAL INFORMATION



Nevaeh Enterprises Ltd.

(A Development Stage Company)

Balance Sheets

                                        October     April 30,
                                        31, 2010    2010



Assets

Current Assets - Cash and Cash          $51         $251
Equivalents

TOTAL ASSETS                            $51         $251

Liabilities

Current Liabilities

             Accounts Payable and       $4,955      $2,055
Accrued Liabilities

             Loan from Shareholder      $11,000     $11,000

TOTAL CURRENT LIABILITIES               $15,955     $13,055

COMMITMENTS (Note 4)

Stockholders' Equity - Common Stock

            Authorized: 50,000,000
common shares at $0.001 par value
     Issued and outstanding: 4,000,000
common shares                           4,000       4,000



Additional Paid-in Capital              -           -

Deficit accumulated during the          $(19,904)   $(16,804)
developmental stage

TOTAL STOCKHOLDERS' EQUITY              $(15,904)   $(12,804)

TOTAL LIABILITIES AND STOCKHOLDERS'     $51         $251
EQUITY

The accompanying notes are an integral part of these financial statements.


Nevaeh Enterprises Ltd.
(A Developmental Stage Company)
Statement of Cash Flows


                                   For the    For the  June 15,
                                   Six        Six      2006
                                   Months     Months   (Inception)
                                   Ended      Ended
                                   October    October  to
                                   31, 2010   31, 2009 October
                                                       31, 2010

Cash Flow from Operating
Activities

     Net loss for the Period       $(3,100)   $3,197   $(19,904)

Changes in non-cash working
capital items

     Accounts Payable and Accrued  $2,900     -        $4,955
Liabilities

Cash Used in Operating Activities  $(200)     $3,197   $(14,949)

Financing Activities

     Loans from Shareholder        -          $3,200   $11,000

     Cash received for shares      -          -        $4,000
issued

Cash Provided by Financing         -          $3,200   $15,000
Activities

Cash increase (decrease) during    $(200)     $3       $51
the Period

Cash, Beginning of Period          $251       $132     -

Cash, End of Period                $51        $135     $51

 The accompanying notes are an integral part of these financial statements.

                       Nevaeh Enterprises Ltd..
                    (A Development Stage Company)
                       Statements of Operations


              Three     Three     Six        Six       From
              Months    Months    Months     Months    June 15,
              Ended     Ended     Ended      Ended     2006
              October   October   October    October   (Inception)
              31, 2010  31, 2009  31, 2010   31, 2009
                                                       to
                                                       October
                                                       31, 2010

General and
Administrative
Expenses

Filing Fees   -         -         -          -         $994

Professional  $600      $2,100    $3,100     $3,100    $18,277
Fees

Dues and      -         -         -          -         -
Subscriptions

Bank Charges  $600      $97       -          $97       $633
  and
Interest

Operating     $600      $2,197    $3,100     $3,197    $19,904
Loss

Net (loss)    $(600)    $(2,197)  $(3,100)   $(3,197)  $(19,904)
for the
period

Net (loss)    0.00      0.00      0.00       0.00      0.00
per share -
Basic and
Diluted

Weighted      4,000,000 4,000,000 4,000,000  4,000,000
Average
Shares
Outstanding
- Basic and
Diluted





The accompanying notes are an integral part of these financial statements.



NEVEAH ENTERPRISES LTD.
(A Development Stage Company)
Notes to the Financial Statements
For the Six Months Ended October 31, 2010



1.   Nature and Continuance of Operations

     The Company is a development stage company which was incorporated in the State of Nevada, United States of America on June 15, 2006. The Company intends to commence operations as a developer of aftermarket electronic accessories for motor vehicles.

     These financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $19,904 since inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to continue to provide for its working capital needs by seeking loans from its shareholders. These financial statements do not include any adjustments to the recoverability and classification of assets, or the amount and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

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

     The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

     Cash and Cash Equivalents

     Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at October 31, 2010, there were no cash equivalents.

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


     Basic and Diluted Net Loss Per Share

     In accordance with FASB Topic 260, "Earnings Per Share', the basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As at October 31, 2010, diluted net loss per share is equivalent to basic net loss per share.

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

     The Company did not grant any stock options during the period ended October 31, 2010.

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

     The Company has no elements of "other comprehensive income"
during the     period ended October 31, 2010.

     Advertising Expenses

     The company expenses advertising costs as incurred. There was no advertising expense incurred by the company during the period ended October 31, 2010.

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

Overview

Nevaeh Enterprises Ltd. was incorporated in the state of Nevada on June 15, 2006. Nevaeh intends to operate as a software developer which will create a software interface which will integrate existing cellular phone devices with an automobile's existing navigation system in order to relay text or email message through an automobile's sound system or navigation display. The initial region we plan to market our website to is in major city centers in China. We currently have signed a contract with a local Chinese software programmer to create and develop our proposed user interface. We expect that we will have a working, beta stage software by the end of April 2011. We currently have not advanced beyond the business plan state from our inception until the date of this filing. We anticipate that in order for us to begin commercialization and retail sale of our product, we will need to raise additional capital. We currently do not have any specific plans to raise these funds.

Results of Operations

Nevaeh has not generated any revenues for the six months ended
October 31, 2010.

The Company experienced general and administration expenses of $2,500 for the six months ended October 31, 2010, compared to general and administration expenses of $3,197 for the six months ended October 31, 2009. The decrease in expenses experienced by the Company has been related to decrease in professional expenses spent by the Company on maintaining the Company's status as a publicly reporting company. Since the Company's inception of June 15, 2006, the Company has experienced total general and administration expenses of $19,304.

For the six months ended October 31, 2010, the company experienced a net loss of $2,500.

Liquidity and Capital Resources

During the six months period ended October 31, 2010, the Company satisfied its working capital needs by using capital raised from issuing common shares to investors and loans from the director. As of October 31, 2010, the Company has cash on hand in the amount of $51. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain more future loans from our shareholders, but there are no agreements or understandings in place currently.

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

As of October 31, 2010, the end of the six month period year covered by this report, our president (our principal executive officer, principal accounting officer and principal financial officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal accounting officer and principal financial officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

There have been no changes in our internal controls over financial reporting that occurred during the period ended October 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.





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

Our auditors have issued a going concern opinion as at December 15, 2010. This means that there is substantial doubt that we can continue as an ongoing business without additional financing and/or generating profits. If we are unable to do so, we will have to cease operations and you will lose your investment.

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














SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized December 17, 2010.





December 17, 2010


/s/ Qi Tang__________________




Mr.Qi Tang, President