Form 10-Q
period 2011-01-31
Nevaeh Enterprises Ltd.
filed 2011-03-22
CIK 1372167

U.S. Securities and Exchange Commission

                         Washington, D.C. 20549



                                FORM 10-Q



  [ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF  THE SECURITIES AND EXCHANGE ACT OF 1934

           For the quarterly period ended January 31, 2011

                                  or



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


                      (State of Incorporation)

                               N/A

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

Yes X    No _

The number of shares outstanding of the Registrant's common stock, par value $.001 per share, at March 21, 2011 was 4,000,000 shares.

1

Part I - FINANCIAL INFORMATION



Nevaeh Enterprises Ltd.

(A Development Stage Company)

Balance Sheets

                                        January     April 30,
                                        31, 2011    2010



Assets

Current Assets - Cash and Cash          $51         $251
Equivalents

TOTAL ASSETS                            $51         $251

Liabilities

Current Liabilities

             Accounts Payable and       $5,555      $2,055
Accrued Liabilities

             Loan from Shareholder      $11,000     $11,000

TOTAL CURRENT LIABILITIES               $16,555     $13,055

COMMITMENTS (Note 4)

Stockholders' Equity - Common Stock

            Authorized: 50,000,000
common shares at $0.001 par value
     Issued and outstanding: 4,000,000
common shares                           4,000       4,000



Additional Paid-in Capital              -           -

Deficit accumulated during the          $(20,504)   $(16,804)
developmental stage

TOTAL STOCKHOLDERS' EQUITY              $(16,504)   $(12,804)

TOTAL LIABILITIES AND STOCKHOLDERS'     $51         $251
EQUITY

The accompanying notes are an integral part of these financial statements.


Nevaeh Enterprises Ltd.
(A Developmental Stage Company)
Statement of Cash Flows


                                   For the    For the  June 15,
                                   Nine       Nine      2006
                                   Months     Months   (Inception)
                                   Ended      Ended
                                   January    January  to
                                   31, 2011   31, 2010 January
                                                       31, 2011

Cash Flow from Operating
Activities

     Net loss for the Period       $(3,700)   $(4,080)  $(20,504)

Changes in non-cash working
capital items

     Accounts Payable and Accrued  $3,500     $1,000    $5,555
Liabilities

Cash Used in Operating Activities  $(200)     $(3,080)  $(14,949)

Financing Activities

     Loans from Shareholder        -          $3,200   $11,000

     Cash received for shares      -          -        $4,000
issued

Cash Provided by Financing         -          $3,200   $15,000
Activities

Cash increase (decrease) during    $(200)     $120     $51
the Period

Cash, Beginning of Period          $251       $132     -

Cash, End of Period                $51        $252     $51

 The accompanying notes are an integral part of these financial statements.

                       Nevaeh Enterprises Ltd..
                    (A Development Stage Company)
                       Statements of Operations


              Three     Three     Nine       Nine       From
              Months    Months    Months     Months    June 15,
              Ended     Ended     Ended      Ended     2006
              January   January   January    January   (Inception)
              31, 2011  31, 2010  31, 2011   31, 2010
                                                       to
                                                       January
                                                       31, 2011

General and
Administrative
Expenses

Filing Fees   -         -         -          -         $994

Professional  $600      $600    $3,700     $3,700    $18,877
Fees

Dues and      -         -         -          -         -
Subscriptions

Bank Charges  $-        $283    $-         $380      $633
  and
Interest

Operating     $600      $883      $3,700     $4,080    $20,504
Loss

Net (loss)    $(600)    $(883)    $(3,700)   $(4,080)  $(20,504)
for the
period

Net (loss)    0.00      0.00      0.00       0.00      0.00
per share -
Basic and
Diluted

Weighted      4,000,000 4,000,000 4,000,000  4,000,000
Average
Shares
Outstanding
- Basic and
Diluted





The accompanying notes are an integral part of these financial statements.



NEVEAH ENTERPRISES LTD.
(A Development Stage Company)
Notes to the Financial Statements
For the Nine Months Ended January 31, 2011



1.Nature and Continuance of Operations

The Company is a development stage company which was incorporated in the State of Nevada, United States of America on June 15, 2006. The Company intends to commence operations as a developer of aftermarket electronic accessories for motor vehicles.

These financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $20,504 since inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to continue to provide for its working capital needs by seeking loans from its shareholders. These financial statements do not include any adjustments to the recoverability and classification of assets, or the amount and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

The company's year-end is April 30.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at January 31, 2011, there were no cash equivalents.

Development Stage Company

The Company complies with the FASB Accounting Standards Codification
 (ASC) Topic 915 Development Stage Entities for its characterization of the Company as development stage.

Impairment of Long Lived Assets

Long-lived assets are reviewed for impairment in accordance with ASC
 Topic 360, "Accounting for the Impairment or Disposal of Long-lived Assets". Under ASC Topic 360, long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized or the amount, if any, which the carrying value of the asset exceeds the fair value.

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


Basic and Diluted Net Loss Per Share

In accordance with FASB Topic 260, "Earnings Per Share', the basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As at January 31, 2011, diluted net loss per share is equivalent to basic net loss per share.

Stock Based Compensation

The Company accounts for stock options and similar equity instruments issued in accordance with ASC Topic 718 Compensation- Stock Compensation. Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. Transactions in which goods or services are received in exchange for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable, ASC Topic 718 requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.


The Company did not grant any stock options during the period ended January 31, 2011.

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

The Company has no elements of "other comprehensive income" during the period ended January 31, 2011.

Advertising Expenses

The company expenses advertising costs as incurred. There was no advertising expense incurred by the company during the period ended January 31, 2011.

New Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.


3.CAPTIAL STOCK

On August 1, 2006, the Company issued 4,000,000 common shares at
$0.001 per share to the sole director of the Company for total proceeds of $4,000.

4.COMMITMENTS

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

5.RELATED PARTY TRANSACTIONS

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

Results of Operations

Nevaeh has not generated any revenues for the nine months ended
January 31, 2011.

The Company experienced general and administration expenses of $3,700 for the nine months ended January 31, 2011, compared to general and administration expenses of $4,080 for the nine months ended
January 31, 2010. Since the Company's inception of June 15, 2006, the Company has experienced total general and administration expenses of $20,504.

For the nine months ended January 31, 2011, the company experienced a net loss of $3,700.

Liquidity and Capital Resources

During the nine months period ended January 31, 2011, the Company satisfied its working capital needs by using capital raised from issuing common shares to investors and loans from the director. As of January 31,2011 the Company has cash on hand in the amount of $51. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain more future loans from our shareholders, but there are no agreements or understandings in place currently.

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

As of January 31, 2011, the end of the nine month period year covered by this report, our president (our principal executive officer, principal accounting officer and principal financial officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal accounting officer and principal financial officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

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

Our auditors have issued a going concern opinion as at August 5, 2010. This means that there is substantial doubt that we can continue as an ongoing business without additional financing and/or generating profits. If we are unable to do so, we will have to cease operations and you will lose your investment.

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














SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized March 21, 2011.




March 21, 2011


/s/ Qi Tang__________________




Mr.Qi Tang, President