Form 10-K/A
period 2010-04-03
Nevaeh Enterprises Ltd.
filed 2011-03-31
CIK 1372167

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                             Form 10 - K/A

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

Number of shares of each class of Nevaeh Enterprise's capital stock outstanding as of August 5, 2010: 4,000,000 shares of common stock


Explanatory Note: This amendment is a response to the comments sent by the United States Securities and Exchange Commission on
March 10, 2011.
1





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

Item 8:    Financial Statements

The Company's consolidated financial statements, together with the report thereon of/edited by Kenne Ruan, CPA P.C. for the fiscal year ending April 30, 2010 are included elsewhere herein, begining on Page F-1. Please refer to Page F-1 of this report for a list of Financial Statements.



Item 9A: Controls and Procedures

1. Evaluation of Disclosure Controls and Procedures:

Based on an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13 (a) - 15 (e) under the Securities Exchange Act of 1943, as amended (the "Exchange Act") as of April 30 2010, the end of the period covered by this Annual Report on Form 10-K (the "Evaluation Date"), conducted under the supervision of and with the participation of the Company's executive, have concluded that the Company's disclosure controls and procedures, which are designed to ensure that information required to be disclosed by the Company in the report that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the chief executive and financial officer as appropriate to allow timely decisions regarding required disclosures are effective as of the Evaluation Date.


Qi Tang, our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, taking into account our limited resources and current business operations, they concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls, subsequent to the date they completed their evaluation

2. Management's Report on Internal Control over Financial Reporting:

Naveah's maangement is reponsible for establishing and maintaining adequate internal control over financial reporting s such terms is defined in Rules 13(a) - 15 (f) under the Exchange Act. The Company's internal control systems has been designed to provide reasonable assurance to managment and the Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles.


A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;(b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and director of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material affect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentations. Because of inherent limitations due to, for example, the potential for human error or circumvention of controls, internal controls over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Naveah's management, under the supervision of the chief executive and financial officer, assesed the the effectiveness of the Company's internal control over financial reporting as of April 30, 2010. Based on its assessment, management believes that as of April 30, 2010, the Company's internal control over financial reporting was effective.

3. Changes in Internal Controls over Financial Reporting:

During the Company's last fiscal quarter of 2010 (the fourth fiscal quarter), there were no changes in the Company's internal control over financial reporting (as defined in Rules 13 (a) - 15 (f) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.



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

2009 - $0               Kenne Ruan, CPA, P.C.

2008 - $0               Kenne Ruan, CPA, P.C.

4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2009 - $0               Kenne Ruan, CPA, P.C.

2008 - $0               Kenne Ruan, CPA, P.C.









12



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 11th of March, 2011

Nevaeh Enterprises Ltd.

(Registrant)

By: /s/ Qi Tang

Qi Tang

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature      Title                        Date
/s/ Qi Tang    President, CEO, Secretary,   March 30, 2011
Qi Tang        Treasurer and Director







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