Form 10-Q
period 2011-07-31
Nevaeh Enterprises Ltd.
filed 2011-09-19
CIK 1372167

U.S. Securities and Exchange Commission

 Washington, D.C. 20549

   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

 For the quarterly period ended July 31, 2011

 or

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer __

Accelerated filer __

Non-accelerated filer __

Small Reporting Company _x_

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes X No _

 The number of shares outstanding of the Registrant's common stock, par value $.001 per share, at September 19, 2011 was 4,000,000 shares.

 1

Part I - FINANCIAL INFORMATION

Neveah Enterprises Ltd.
(A Development Stage Company)
Balance Sheets

		As of July 31,	As of April 30,
		2011	2011
		(Unaudited)	(Audited)
	ASSETS
Current Assets
Cash and Cash Equivalents		$-	$-

TOTAL CURRENT ASSETS			-

TOTAL ASSETS		$-	$-

	LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Liabilities		$20,655	$6,155
Loan from Shareholder		10,949	10,949

TOAL CURRENT LIABILITIES		31,604	17,104

COMMITMENTS (Note 4)

Stockholders' Equity
Common Stock
Authorized:
50,000,000 common shares at $0.001 par value
Issued and outstanding:
4,000,000 common shares		4,000	4,000

Additional paid-in capital			-

(Deficit) accumulated during the development stage		(35,604)	(21,104)

TOTAL STOCKHOLDERS' EQUITY		(31,604)	(17,104)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$-	$-

The accompanying notes are an integral part of the consolidated financial statements

Nevaeh Enterprises Ltd.
(A Development Stage Company)
Statements of Operations	(Unaudited)

				June 15, 2006
		For the Three Months Ended		(Inception) to
		July 31,	July 31,	July 31,
		2011	2010	2011

Operating Expenses
Filing Fees		$ -	$ -	$ 994
Professional Fees		14,500	2,500	33,977

Bank charges and interest		-	-	633

Operating loss		14,500	2,500	35,604

Net (loss) for the period		$ (14,500)	$ (2,500)	$ (35,604)

Net (loss) per share
Basic and diluted		(0.00)	(0.00)

Weighted Average Number of Common Shares Outstanding
Basic and diluted		4,000,000	4,000,000

The accompanying notes are an integral part of the consolidated financial statements

Nevaeh Enterprises Ltd. `
(A Development Stage Company)
Statements of Cash Flows	(Unaudited)

				June 15, 2006
		For the Three Months Ended		(Inception) to
		July 31,	July 31,	July 31,
		2011	2010	2011

Operating Activities
Net (loss) for the period		(14,500)	(2,500)	(35,604)
Changes in non-cash working capital items
Accounts Payable and Accrued Liaiblities		14,500	2,500	20,655
Cash used in operating activities		-	-	(14,949)

Financing Activities
Loans from Shareholder		-	-	10,949
Cash received for shares issued		-	-	4,000
Cash provided by financing activities		-	-	14,949

Cash increase (decrease) during the Period		-	-	-

Cash, Beginning of Period		-	251	-
Cash, End of Period		-	251	-

The accompanying notes are an integral part of the consolidated financial statements

NEVEAH ENTERPRISES LTD.

(A Development Stage Company)

Notes to the Financial Statements

For the Three Months Ended July 31, 2011

1. Nature and Continuance of Operations

The Company is a development stage company which was incorporated in the State of Nevada, United States of America on June 15, 2006. The Company intends to commence operations as a developer of aftermarket electronic accessories for motor vehicles.

These financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $35,604 since inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to continue to provide for its working capital needs by seeking loans from its shareholders. These financial statements do not include any adjustments to the recoverability and classification of assets, or the amount and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

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

The financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at July 31, 2011, there were no cash equivalents.

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

Basic and Diluted Net Loss Per Share

In accordance with FASB Topic 260, "Earnings Per Share', the basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As at July 31, 2011, diluted net loss per share is equivalent to basic net loss per share.

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

The Company did not grant any stock options during the period ended July 31, 2011.

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

The Company has no elements of "other comprehensive income" during the period ended July 31, 2011.

Advertising Expenses

The company expenses advertising costs as incurred. There was no advertising expense incurred by the company during the period ended July 31, 2011.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Caution about Forward-Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects","plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors,that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to"US$" refer to United States dollars and all references to "common shares" refer to the common shares in our capital stock.

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

 Results of Operations

 Nevaeh has not generated any revenues for the three months ended July 31, 2011.

The Company experienced general and administration expenses of $14,500 for the three months ended July 31, 2011, compared to general and administration expenses of $2,500 for the three months ended July 31, 2010. Since the Company's inception of June 15, 2006, the Company has experienced total general and administration expenses of $35,604.

For the three months ended July 31, 2011, the company experienced a net loss of $14,500.

Liquidity and Capital Resources

During the three months period ended July 31, 2011, the Company satisfied its working capital needs by using capital raised from issuing common shares to investors and loans from the director. As of July 31, 2011, the Company has cash on hand in the amount of $251. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain more future loans from our shareholders, but there are no agreements or understandings in place currently.

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

As of July 31, 2011, the end of the three month period year covered by this report, our president (our principal executive officer, principal accounting officer and principal financial officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal accounting officer and principal financial officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

 There have been no changes in our internal controls over financial reporting that occurred during the period ended July 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

 Our auditors have issued a going concern opinion as at August 5, 2011. This means that there is substantial doubt that we can continue as an ongoing business without additional financing and/or generating profits. If we are unable to do so, we will have to cease operations and you will lose your investment.

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

Because we have only one officer and director who are responsible for our managerial and organizational structure, in the future,there may not be effective disclosure and accounting controls to comply with applicable laws and regulations which could result in fines, penalties and assessments against us.

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

 We anticipate that any additional funding will be in the form of equity financing from the sale of our common stock. In the future,if we do sell more common stock, your investment could be subject to dilution. Dilution is the difference between what you pay for your stock and the net tangible book value per share immediately after the additional shares are sold by us. These shares may also be issued without security holder approval and, if issued, may be granted voting powers, rights, and preferences that differ from and may be superior to those of the registered shares.

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

 Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer,prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status,tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized September 19, 2011.

September 19, 2011

/s/ Qi Tang__________________

Mr.Qi Tang, President