Form 10-Q/A
period 2011-07-31
Nevaeh Enterprises Ltd.
filed 2011-09-19
CIK 1372167

U.S. Securities and Exchange Commission

 Washington, D.C. 20549

   FORM 10-Q/A

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

Explanatory Note: This amendment to For 10-Q period ended July 31, 2011 was filed because there was an error transmitting XBRL Interactive Data. XBRL Interactive Data has now been included in the filing.

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