Form 10-Q
period 2012-01-31
Nevaeh Enterprises Ltd.
filed 2012-03-19
CIK 1372167

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

or

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

Yes X No _

The number of shares outstanding of the Registrant's common stock, par value $.001 per share, at March 19, 2012 was 4,000,000 shares.

1

Part I - FINANCIAL INFORMATION

Nevaeh Enterprises Ltd.
(A Development Stage Company)
Balance Sheets

		As of January 31,	As of April 30,
		2012	2011
		(Unaudited)	(Audited)
	ASSETS
Current Assets
Cash and Cash Equivalents		$-	$-

TOTAL CURRENT ASSETS			-

TOTAL ASSETS		$-	$-

	LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Liabilities		$24,355	$6,155
Loan from Shareholder		10,949	10,949

TOTAL CURRENT LIABILITIES		35,304	17,104

COMMITMENTS (Note 4)

Stockholders' Equity
Common Stock
Authorized:
50,000,000 common shares at $0.001 par value
Issued and outstanding:
4,000,000 common shares		4,000	4,000

Additional paid-in capital			-

(Deficit) accumulated during the development stage		(39,304)	(21,104)

TOTAL STOCKHOLDERS' EQUITY		(35,304)	(17,104)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$0	$-

The accompanying notes are an integral part of the consolidated financial statements

Nevaeh Enterprises Ltd. `
(A Development Stage Company)
Statements of Cash Flows	(Unaudited)

					June 15, 2006
		For the Nine Months Ended			(Inception) to
		January 31,		January 31,	January 31,
		2012		2011	2012

Operating Activities
Net (loss) for the period		(18,200)		(3,700)	(39,304)
Changes in non-cash working capital items
Accounts Payable and Accrued Liabilities		18,200		3,500	24,355
Cash used in operating activities		-		(200)	(14,949)

Financing Activities
Loans from Shareholder		-		-	10,949
Cash received for shares issued		-		-	4,000
Cash provided by financing activities		-		-	14,949

Cash increase (decrease) during the Period		-	-	(200)	-

Cash, Beginning of Period		-		251	-
Cash, End of Period		-		51	-

The accompanying notes are an integral part of the consolidated financial statements

Nevaeh Enterprises Ltd.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					June 15, 2006
	For the Three Months Ended		For the Nine Months Ended		(Inception) to
	January 31,	January 31,	January 31,	January 31,	January 31,
	2012	2011	2012	2011	2012

General and Administration Expenses
Filing Fees	$-	$-	$-	$-	$994
Professional Fees	3,100	600	18,200	3,700	37,677
Dues and Subscriptions	-	-	-	-	-
Bank charges and interest	-	-	-	-	633

Operating loss	3,100	600	18,200	3,700	39,304

Net (loss) for the period	$(3,100)	$(600)	$(18,200)	$(3,700)	$(39,304)

Net (loss) per share
Basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Number of Common Shares Outstanding
Basic and diluted	4,000,000	4,000,000	4,000,000	4,000,000

The accompanying notes are an integral part of the consolidated financial statements.

NEVAEH ENTERPRISES LTD.

(A Development Stage Company)

Notes to the Financial Statements

For the Nine Months Ended January 31, 2012

1. Nature and Continuance of Operations

The Company is a development stage company which was incorporated in the State of Nevada, United States of America on June 15, 2006. The Company intends to commence operations as a developer of aftermarket electronic accessories for motor vehicles.

These financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $39,304 since inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to continue to provide for its working capital needs by seeking loans from its shareholders. These financial statements do not include any adjustments to the recoverability and classification of assets, or the amount and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

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

The financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at January 31, 2012, there were no cash equivalents.

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

Basic and Diluted Net Loss Per Share

In accordance with FASB Topic 260, "Earnings Per Share', the basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As at January 31, 2012, diluted net loss per share is equivalent to basic net loss per share.

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

The Company did not grant any stock options during the period ended January 31, 2012.

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

The Company has no elements of "other comprehensive income" during the period ended January 31, 2012.

Advertising Expenses

The company expenses advertising costs as incurred. There was no advertising expense incurred by the company during the period ended January 31, 2012.

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

Results of Operations

Nevaeh has not generated any revenues for the nine months ended January 31, 2012.

The Company experienced general and administration expenses of $18,200 for the nine months ended January 31, 2012, compared to general and administration expenses of $3,700 for the nine months ended January 31, 2011. The increase in expenses experienced by the Company has been related to increase in professional expenses spent by the Company on maintaining the Company's status as a publicly reporting company. Since the Company's inception of June 15, 2006, the Company has experienced total general and administration expenses of $369,304.

For the nine months ended January 31, 2012, the company experienced a net loss of $18,200.

Liquidity and Capital Resources

During the nine months period ended January 31, 2012, the Company satisfied its working capital needs by using capital raised from issuing common shares to investors and loans from the director. As of January 31, 2012, the Company has cash on hand in the amount of $0. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain more future loans from our shareholders, but there are no agreements or understandings in place currently.

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

As of January 31, 2012, the end of the nine month period year covered by this report, our president (our principal executive officer, principal accounting officer and principal financial officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal accounting officer and principal financial officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

There have been no changes in our internal controls over financial reporting that occurred during the period ended January 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized March 19, 2012.

March 19, 2012

/s/ Qi Tang__________________

Mr.Qi Tang, President