Form 10-K
period 2012-04-30
Nevaeh Enterprises Ltd.
filed 2012-08-14
CIK 1372167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10 - K

(Mark One)

[ x ]    ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Period year ended April 30, 2012

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

Large accelerated filer o Accelerated filer o

Non-accelerated filer o Smaller reporting company x

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes x   No o

The aggregate market value of Nevaeh Enterprises' Common Stock owned by non-affiliates as of August 14, 2012 was nil.

Number of shares of each class of Nevaeh Enterprise's capital stock outstanding as of August 14, 2012: 4,000,000 shares of common stock

1

Nevaeh Enterprises Ltd.

FORM 10-K

For the Fiscal Year ended April 30, 2012

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

PART I

Item 1.    Description of Business

Nevaeh Enterprises Ltd. was incorporated in the state of Nevada on June 15, 2006. Nevaeh intends to operate as a software developer which will create a software interface which will integrate existing cellular phone devices with an automobile's existing navigation system in order to relay text or email message through an automobile's sound system or navigation display. The initial region we plan to market our website to is in major city centers in China. We currently have signed a contract with a local Chinese software programmer to create and develop our proposed user interface. We expect that we will have a working, beta stage software by the end of June 2012. We currently have not advanced beyond the business plan state from our inception until the date of this filing.  We anticipate that in order for us to begin commercialization and retail sale of our product, we will need to raise additional capital. We currently do not have any specific plans to raise these funds.

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

Risks associated with Nevaeh Enterprises Ltd.:

1. Our auditors have issued a going concern opinion. This means we may not be able to achieve our objectives and may have to suspend or cease operations. Our auditors have issued a going concern opinion on the financial statements for the years ended April 30, 2012 and 2011. This means that there is substantial doubt that we can continue as an ongoing business without additional financing and/or generating profits. If we are unable to do so, we will have to cease operations and you will lose your investment.

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

As of July__, 2012 the Company does not retain a legal counsel.

Item 4:      Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fiscal period ended July_, 2012.

Item 5:    Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

The Company's Common stock is not presently listed under any exchange. There is currently no active trading in our common stock and there has been no active trading.

As of July__, 2012, there were approximately 30 stockholders of record of the Company's Common Stock.

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

There are no outstanding options or warrants or convertible securities to purchase our common equity.

The Company has never issued securities under and does not have any equity compensation plan.

Item 6:     Selected Financial Data

	As of	As of
	April 30, 2012	April 30, 2011
Balance Sheet
Total Assets	$-	$-
Total Liabilities	$37,404	$17,104
Stockholders Equity (Deficit)	$(37,404)	$(17,104)

	For the	For the
	Year ended	Year Ended
	April 30, 2012	April 30, 2011
Income Statement
Revenues	$ -	$ -
Total Expenses	$20,300	$4,300
Net Loss	($20,300)	($4,300)

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

Overview

Nevaeh Enterprises Ltd. was incorporated in the state of Nevada on June 15, 2006. Nevaeh intends to operate as a software developer which will create a software interface which will integrate existing cellular phone devices with an automobile's existing navigation system in order to relay text or email message through an automobile's sound system or navigation display. The initial region we plan to market our website to is in major city centers in China. We currently have signed a contract with a local Chinese software programmer to create and develop our proposed user interface. We expect that we will have a working, beta stage software by the end of June 2012. We currently have not advanced beyond the business plan state from our inception until the date of this filing.  We anticipate that in order for us to begin commercialization and retail sale of our product, we will need to raise additional capital. We currently do not have any specific plans to raise these funds.

Results of Operations

Revenues

There were no revenues generated for the fiscal period ended April 30, 2012 and no revenues have been earned by the Company since it's inception.

General & Administrative Expenses

General and administrative expenses totaled $20,300 for the fiscal year ended April 30, 2012. This is compared to general and administrative expenses totaling $4,300 for the fiscal year ended April 30, 2011. This decrease in general and administrative expenses is largely attributed to an decrease in bank charges and interest.

We experienced a net loss of $20,300 for the fiscal year ended April 30, 2012 compared to a net loss of $4,300 for the fiscal year ended April 30, 2011.

Liquidity and Capital Resources

As of April 30, 2012, the Company had cash of $0. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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

Item 8:    Financial Statements

The Company's consolidated financial statements, together with the report thereon of/edited by Kenne Ruan, CPA P.C. for the fiscal year ending April 30, 2012 are included elsewhere herein, beginning on Page F-1. Please refer to Page F-1 of this report for a list of Financial Statements.

Item 9A: Controls and Procedures

1. Evaluation of Disclosure Controls and Procedures:

Based on an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13 (a) - 15 (e) under the Securities Exchange Act of 1943, as amended (the "Exchange Act") as of April 30 2012, the end of the period covered by this Annual Report on Form 10-K (the "Evaluation Date"), conducted under the supervision of and with the participation of the Company's executive, have concluded that the Company's disclosure controls and procedures, which are designed to ensure that information required to be disclosed by the Company in the report that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the chief executive and financial officer as appropriate to allow timely decisions regarding required disclosures are effective as of the Evaluation Date.

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

Naveah's management, under the supervision of the chief executive and financial officer, assessed the the effectiveness of the Company's internal control over financial reporting as of April 30, 2010. Based on its assessment, management believes that as of April 30, 2012, the Company's internal control over financial reporting was effective.

3. Changes in Internal Controls over Financial Reporting:

During the Company's last fiscal quarter of 2012 (the fourth fiscal quarter), there were no changes in the Company's internal control over financial reporting (as defined in Rules 13 (a) - 15 (f) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The name, age, and position of our present officers and directors are set forth below:

Name	Age	Position Held
Qi Tang	34	President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Treasurer, Secretary, and Director

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

SECTION 16(A) BENEFICIAL OWNER REPORTING COMPLIANCE

Section 16(a) of the Securities and Exchange Act of 1934 requires that the Company's directors, executive officers, and persons who own more than 10% of registered class of the Company's equity securities, or file with the Securities and Exchange Commission (SEC), initial reports of ownership and report of changes in ownership of common stock and other equity securities of the Company. Officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. As of the fiscal year ending April 30, 2012, Form 3 reports were not timely filed by Qi Tang, the Company's President.

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

Summary Compensation Table
					Long Term Compensation
	Annual Compensation				Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position (1)	Year	Salary($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARSs (#)	LTIP Payouts ($)	All Other Compensation ($)

Qi Tang	2012	0	0	0	0	0	0	0
Qi Tang	2011	0	0	0	0	0	0	0
President, Treasurer, Secretary, and Director	2010	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0

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

2012 - $4,300 Kenne Ruan, CPA, P.C.

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

2012 - $0 Kenne Ruan, CPA, P.C.

2011 - $0 Kenne Ruan, CPA, P.C.

2010 - $0 Kenne Ruan, CPA, P.C.

2009 - $0 Kenne Ruan, CPA, P.C.

3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2012 - $0          Kenne Ruan, CPA, P.C.

2011 - $0          Kenne Ruan, CPA, P.C.

2010 - $0          Kenne Ruan, CPA, P.C.

2009 - $0          Kenne Ruan, CPA, P.C.

4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2012 - $0          Kenne Ruan, CPA, P.C.

2011 - $0         Kenne Ruan, CPA, P.C.

2010 - $0         Kenne Ruan, CPA, P.C.

2009 - $0         Kenne Ruan, CPA, P.C.

12

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of August, 2012.

Nevaeh Enterprises Ltd.

(Registrant)

By: /s/ Qi Tang

Qi Tang

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Qi Tang	President, CEO, Secretary, Treasurer and Director	August 14, 2012
Qi Tang

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheets for the fiscal year ended April 30, 2012 and period ended April 30, 2011                                                                               F-2

Statements of Operations for the fiscal year ended April 30, 2012 and period ended April 30, 2011                                                                F-3

Statements of Cash Flows for the fiscal year ended April 30, 2012  and period ended April 30, 2011                                                              F-4

Statements of Shareholder's Equity (Deficit)                                                                                                                                                 F-5

Notes to Financial Statements                                                                                                                                                                     F-6

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Nevaeh Enterprises Ltd.

(A Development Stage Company)

We have audited the accompanying balance sheets of Nevaeh Enterprises Ltd. as of April 30, 2012 and 2011 and the related statements of operations, changes in shareholders’ equity and cash flows for each of the two year period ended April 30, 2012 and for the period from June 15, 2006(inception) to April 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Nevaeh Enterprises Ltd. as of April 30, 2012 and 2011, and the results of its operations and its cash flows for each of the two year period ended April 30, 2012 and for the period from June 15, 2006 (inception) to April 30, 2012 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Kenne Ruan, CPA, P.C.
Woodbridge, Connecticut July 30, 2012

Neveah Enterprises Ltd.
(A Development Stage Company)
Balance Sheets

			As of April 30,	As of April 30,
			2012	2011
			(Audited)	(Audited)
	ASSETS
Current Assets
Cash and Cash Equivalents			$-	$-

TOTAL CURRENT ASSETS				-

TOTAL ASSETS			$-	$-

	LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Liabilities			$26,455	$6,155
Loan from Shareholder			10,949	10,949

TOTAL CURRENT LIABILITIES			37,404	17,104

COMMITMENTS (Note 4)

Stockholders' Equity
Common Stock
Authorized:
50,000,000 common shares at $0.001 par value
Issued and outstanding:
4,000,000 common shares			4,000	4,000

Additional paid-in capital			-	-

(Deficit) accumulated during the development stage			(41,404)	(21,104)

TOTAL STOCKHOLDERS' EQUITY			(37,404)	(17,104)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$	- 0	$-

The accompanying notes are an integral part of the consolidated financial statements.

Nevaeh Enterprises Ltd.
(A Development Stage Company)
Statements of Operations	(Audited)

							June 15, 2006
		For the Three Months Ended			For the Year Ended		(Inception) to
		April 30,	April 30,	April 30,	April 30,	April 30,	April 30,
		2012		2011	2012	2011	2012

General and Administration Expenses
Filing Fees		$ -		$ -	$ -	$ -	$ 994
Professional Fees		2,100		600	20,300	4,300	39,777
Dues and Subscriptions		-		-	-	-	-
Bank charges and interest		-		-	-	-	633

Operating loss		2,100		600	20,300	4,300	41,404

Net (loss) for the period		$ (2,100)		$ (600)	$ (20,300)	$ (4,300)	$ (41,404)

Net (loss) per share
Basic and diluted		-0.00		-0.00	-0.00	-0.00

Weighted Average Number of Common Shares Outstanding
Basic and diluted		4,000,000		4,000,000	4,000,000	4,000,000

The accompanying notes are an integral part of the consolidated financial statements.

Nevaeh Enterprises Ltd. `
(A Development Stage Company)
Statements of Cash Flows	(Audited)

					June 15, 2006
		For the Year Ended			(Inception) to
		April 30,	April 30,	April 30,	April 30,
		2012		2011	2012

Operating Activities
Net (loss) for the period		(20,300)		(4,300)	(41,404)
Changes in non-cash working capital items
Accounts Payable and Accrued Liaiblities		20,300		4,100	26,455
Cash used in operating activities		-		(200)	(14,949)

Financing Activities
Loans from Shareholder		-		(51)	10,949
Cash received for shares issued		-		-	4,000
Cash provided by financing activities		-		(51)	14,949

Cash increase (decrease) during the Period		-	-	(251)	-

Cash, Beginning of Period		-		251	-
Cash, End of Period		-		-	-

The accompanying notes are an integral part of the consolidated financial statements.

Nevaeh Enterprises Ltd.
(A Development Stage Company)
Statement of Changes in Stockholders’ Equity (Deficit)
From June 15, 2006 (Inception Date) to April 30, 2012
						Deficit
						Accumulated
				Additional		During the	Total
	Common Stock			Paid-in		Development	Stockholders'
	Shares	Amount		Capital		Stage	Equity

Common stock issued for cash:
- at $0.001 per share, August 1, 2006	4,000,000	$4,000	$		$		$4,000

Comprehensive income (loss)
- Net Loss for the period from Inception June 15, 2006 to April 30, 2007						(1,734)	(1,734)

Balance, as at April 30, 2007	4,000,000	$4,000		$-		$(1,734)	$2,266

Comprehensive income (loss)
- Net Loss for the year ended April 30, 2008						(5,412)	(5,412)

Balance, as at April 30, 2008	4,000,000	$4,000		$-		$(7,146)	$(3,146)

Comprehensive income (loss)
- Net Loss for the year ended April 30, 2009						(4,977)	(4,977)

Balance, as at April 30, 2009	4,000,000	$4,000		$-		$(12,123)	$(8,123)

Comprehensive income (loss)
- Net Loss for the year ended April 30, 2010						(4,681)	(4,681)

Balance, as at April 30, 2010	4,000,000	$4,000		$-		$(16,804)	$(12,804)

Comprehensive income (loss)
- Net Loss for the year ended April 30, 2011						(4,300)	(4,300)

Balance, as at April 30, 2011	4,000,000	$4,000		$-		$(21,104)	$(17,104)

Comprehensive income (loss)
- Net Loss for the year ended April 30, 2012						(20,300)	(20,300)

Balance, as at April 30, 2012	4,000,000	$4,000		$-		$(41,404)	$(37,404)

The accompanying notes are an integral part of the consolidated financial statements.

NEVEAH ENTERPRISES LTD.

(A Development Stage Company)

Notes to the Financial Statements

For the Year Ended April 30, 2012

1. Nature and Continuance of Operations

The Company is a development stage company which was incorporated in the State of Nevada, United States of America on June 15, 2006. The Company intends to commence operations as a developer of aftermarket electronic accessories for motor vehicles.

These financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $41,404 since inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to continue to provide for its working capital needs by seeking loans from its shareholders. These financial statements do not include any adjustments to the recoverability and classification of assets, or the amount and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

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

The financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at April 30, 2012, there were no cash equivalents.

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

Basic and Diluted Net Loss Per Share

In accordance with FASB Topic 260, "Earnings Per Share', the basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As at April 30, 2012, diluted net loss per share is equivalent to basic net loss per share.

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

The Company did not grant any stock options during the period ended April 30, 2012.

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

The Company has no elements of "other comprehensive income" during the period ended April 30, 2012.

Advertising Expenses

The company expenses advertising costs as incurred. There was no advertising expense incurred by the company during the period ended April 30, 2012.

New Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

3.	CAPTIAL STOCK

On August 1, 2006, the Company issued 4,000,000 common shares at $0.001 per share to the sole director of the Company for total proceeds of $4,000.

4.	COMMITMENTS

On June 20, 2006, the management of the Company signed a software design contract with Zhou Li Hong, an independent software designer to create and develop a software design for the Company. In consideration, the Company agreed to pay Mr. Zhou a fixed fee of $8,000, which is due upon the completion of the beta phase of the website. Management expects the beta phase of the software to be complete by the end of April 2013.

5.	RELATED PARTY TRANSACTIONS

The Company’s sole officer has loaned the company $10,949. The loan is due at demand.