Form 10-K/A
period 2012-04-30
Nevaeh Enterprises Ltd.
filed 2012-08-14
CIK 1372167

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

Number of shares of each class of Nevaeh Enterprise's capital stock outstanding as of August 14, 2012: 4,000,000 shares of common stock

Explanatory Note: This amendment to Form 10K year ended April 30, 2012 is filed because the XBRL notes to the financial statements were inadvertently left out.

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