Form 10-K/A
period 2009-04-30
Nevaeh Enterprises Ltd.
filed 2013-08-12
CIK 1372167

UNITED STATES UNITED STATES

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

Nevada                                                    N/A

(State or other jurisdiction of incorporation or organization)(IRS Employer Number)

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

Number of shares of each class of Nevaeh Enterprise's capital stock outstanding as of July 27, 2009: 5,500,000 shares of common stock

Explanatory Note: This amendment to Form 10-K is filed because the number of shares issued and outstanding should be 5,500,000.

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

There are no outstanding options or warrants or convertible securities to purchase our common equity.

The Company has never issued securities under and does not have any equity compensation plan.

Item 6:     Selected Financial Data

	As of	As of
	April 30, 2009	April 30, 2008
Balance Sheet
Total Assets	$7,332	$209
Total Liabilities	$455	$3,355
Stockholders Equity (Deficit)	$6,877	$(3,146)

	For the	For the
	Year ended	Year Ended
	April 30, 2009	April 30, 2008
Income Statement
Revenues	$ -	$ -
Total Expenses	$4,977	$5,412
Net Loss	($4,977)	($5,412)

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

We experienced a net loss of $4,977 for the fiscal year ended April 30, 2009 compared to a net loss of $5,412 for the fiscal year ended April 30, 2008.

Liquidity and Capital Resources

As of April 30, 2009, the Company had cash of $7,332. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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

Name of Beneficial Owner     Direct Amount     Position                                        Percent of Class

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

2009 - $0                    Kenne Ruan, CPA, P.C.

2008 - $0                    Kenne Ruan, CPA, P.C.

4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2009 - $0                     Kenne Ruan, CPA, P.C.

2008 - $0                     Kenne Ruan, CPA, P.C.

12

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of August, 2013,                                     Nevaeh Enterprises Ltd.

(Registrant)

By: /s/ Qi Tang

Qi Tang

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature Title Date /s/ Qi Tang President, CEO, Secretary, Treasurer and Director August 12, 2013 Qi Tang

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

Notes to Financial Statements                                                                                                                                                                     F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Nevaeh Enterprises Ltd.

(A Development Stage Company)

We have audited the accompanying balance sheets of Nevaeh Enterprises Ltd.(A development stage company) as of April 30, 2009 and 2008, and the related statements of operations, stockholders' equity and cash flows for each of the years of the two-year period ended April 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nevaeh Enterprises Ltd. as of April 30, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kenne Ruan, CPA, P.C.

Woodbridge, Conneticut

July 29 , 2009

F-1

Neveah Enterprises Ltd.
(A Development Stage Company)
Balance Sheets

		As of April 30,	As of April 30,
		2009	2008

	ASSETS
Current Assets
Cash and Cash Equivalents		$132	$209
Due from Related Party		7,200

TOTAL CURRENT ASSETS		7,332	209

TOTAL ASSETS		$7,332	$209

	LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Liabilities		$455	$455
Loan from Shareholder		-	2,900

TOAL CURRENT LIABILITIES		455	3,355

COMMITMENTS (Note 4)

Stockholders' Equity
Common Stock
Authorized:
50,000,000 common shares at $0.001 par value
Issued and outstanding:
5,500,000 common shares		19,000	4,000

Additional paid-in capital			-

(Deficit) accumulated during the development stage		(12,123)	(7,146)

TOTAL STOCKHOLDERS' EQUITY		6,877	(3,146)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$7,332	$209

The accompanying notes are an integral part of the consolidated financial statements.

Nevaeh Enterprises Ltd.
(A Development Stage Company)
Statements of Operations

					June 15, 2006
	For the Three Months Ended		For the Twelve Months Ended		(Inception) to
	April 30,	April 30,	April 30,	April 30,	April 31,
	2009	2008	2009	2008	2009

General and Administration Expenses
Filing Fees	$ -	$ 60	$ -	$ 715	$ 994
Professional Fees	600	1,200	4,900	4,477	10,877
Dues and Subscriptions	-	-	-	99
Bank charges and interest	-	65	77	121	252

Operating loss	600	1,325	4,977	5,412	12,123

Net (loss) for the period	$ (600)	$ (1,325)	$ (4,977)	$ (5,412)	$ (12,123)

Net (loss) per share
Basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Number of Common Shares Outstanding
Basic and diluted	5,500,000	4,000,000	5,500,000	4,000,000

The accompanying notes are an integral part of the consolidated financial statements.

Nevaeh Enterprises Ltd. `
(A Development Stage Company)
Statements of Cash Flows

			June 15, 2006
	For the Twelve Months Ended		(Inception) to
	April 30,	April 30,	April 30,
	2009	2008	2009

Operating Activities
Net (loss) for the period	(4,977)	(5,412)	(12,123)
Changes in non-cash working capital items
Due From Related Party	(7,200)		(7,200)
Loan from Shareholder	-		-
Accounts Payable and Accrued Liaiblities	-	455	455
Cash used in operating activities	(12,177)	(4,957)	(18,868)

Financing Activities
Share Capital Subscibed	15,000	-	19,000
Loans from Shareholder	(2,900)	2,600	-
Cash provided by financing activities	12,100	2,600	19,000

Cash increase (decrease) during the Period	(77)	(2,357)	132

Cash, Beginning of Period	209	2,566	-
Cash, End of Period	132	209	132

Supplemental Information
Interest Paid	-	-	-
Income Taxes Paid	-	-	-

The accompanying notes are an integral part of the consolidated financial statements.

Nevaeh Enterprises Ltd.
(A Development Stage Company)
Statement of Changes in Stockholders’ Equity (Deficit)
From June 15, 2006 (Inception Date) to April 30, 2009
						Deficit
						Accumulated
				Additional		During the	Total
	Common Stock			Paid-in		Development	Stockholders'
	Shares	Amount		Capital		Stage	Equity

Common stock issued for cash:
- at $0.001 per share, August 1, 2006	4,000,000	$4,000	$		$		$4,000

Comprehensive income (loss)
- Net Loss for the period from Inception June 15, 2006 to April 30, 2007						(1,734)	(1,734)

Balance, as at April 30, 2007	4,000,000	$4,000		$0		$(1,734)	$2,266

Comprehensive income (loss)
- Net Loss for the year ended April 30, 2008						(5,412)	(5,412)

Balance, as at April 30, 2008	4,000,000	$4,000		$0		$(7,146)	$(3,146)

Common stock issued for cash:
- at $0.01 per share April 30, 2009	1,500,000	15,000					15,000

Comprehensive income (loss)
- Net Loss for the year ended April 30, 2009						(4,977)	(4,977)

Balance, as at April 30, 2009	5,500,000	$19,000		$0		$(12,123)	$6,877

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

            The company’s year-end is April 30, 2009.

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

On January 12, 2009, the Company issued 1,500,000 shares of capital stock to 30 shareholder’s for total proceeds of $15,000.

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

5.         RELATED PARTY TRANSACTIONS

            The Company’s sole officer has loaned the company $4,900, without interest and fixed term of repayment.

  6. Due From Related Parties

The sole officer and director of the Company has in his receipt, the funds of $15,000 related the capital stock issuance on January 1, 2009. The amount of the $15,000 was applied against the Company’s loan owing to the Company’s sole officer and director of $7,800. Accordingly, $7,200 of funds remain from the proceeds from the share issuance. These funds are in his safe custody pending the opening of a company bank account.