Form 10-K/A
period 2010-04-30
Nevaeh Enterprises Ltd.
filed 2013-08-12
CIK 1372167

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

Number of shares of each class of Nevaeh Enterprise's capital stock outstanding as of August 5, 2010: 5,500,000 shares of common stock

Explanatory Note: This amendment to Form 10-K period ended April 30, 2010 is filed to correct the number of outstanding common shares.

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

There are no outstanding options or warrants or convertible securities to purchase our common equity.

The Company has never issued securities under and does not have any equity compensation plan.

Item 6: Selected Financial Data

	As of April 30, 2010	As of April 30, 2009
Balance Sheet
Total Assets	$4,251	$7,332
Total Liabilities	$2,055	$4,55
Stockholders Equity (Deficit)	$2,196	$6,877

	For the Year Ended April 30, 2010	For the Year Ended April 30, 2009
Income Statement
Revenues	$-	$-
Total Expenses	$4,681	$4,997
Net Loss	$(4,681)	$(4,977)

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

Liquidity and Capital Resources

As of April 30, 2010, the Company had cash of $4,251. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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

Item 8: Financial Statements

The Company's consolidated financial statements, together with the report thereon of/edited by Kenne Ruan, CPA P.C. for the fiscal year ending April 30, 2010 are included elsewhere herein, beginning on Page F-1. Please refer to Page F-1 of this report for a list of Financial Statements.

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

Summary Compensation Table
					Long Term Compensation
	Annual Compensation				Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position (1)	Year	Salary($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARSs (#)	LTIP Payouts ($)	All Other Compensation ($)
Qi Tang	2010	0	0	0	0	0	0	0
	2009
President, Treasurer, Secretary, and Director	2008	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0

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

2009 - $0 Kenne Ruan, CPA, P.C.

2008 - $0 Kenne Ruan, CPA, P.C.

4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2009 - $0 Kenne Ruan, CPA, P.C.

2008 - $0 Kenne Ruan, CPA, P.C.

12

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th of August, 2013

Nevaeh Enterprises Ltd.

(Registrant)

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

/s/Kenne Ruan, CPA, P.C.

Woodbridge, Connecticut August 5, 2010

Neveah Enterprises Ltd.
(A Development Stage Company)
Balance Sheets

		As of April 30,	As of April 30,
		2010	2009
		(Unaudited)
	ASSETS
Current Assets
Cash and Cash Equivalents		$251	$132
Due From Related Party		4,000	7,200

TOTAL CURRENT ASSETS		4,251	7,332

TOTAL ASSETS		$4,251	$7,332

	LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Liabilities		$2,055	$455
Loan from Shareholder		-	-

TOAL CURRENT LIABILITIES		2,055	455

COMMITMENTS (Note 4)

Stockholders' Equity
Common Stock
Authorized:
50,000,000 common shares at $0.001 par value
Issued and outstanding:
5,500,000 common shares		19,000	19,000

Additional paid-in capital			-

(Deficit) accumulated during the development stage		(16,804)	(12,123)

TOTAL STOCKHOLDERS' EQUITY		2,196	6,877

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$4,251	$7,332

The accompanying notes are an integral part of the consolidated financial statements.

Nevaeh Enterprises Ltd.
(A Development Stage Company)
Statements of Operations	(Unaudited)

						June 15, 2006
		For the Three Months Ended		For the Twelve Months Ended		(Inception) to
		April 30,	April 30,	April 30,	April 30,	April 30,
		2010	2009	2010	2009	2010

General and Administration Expenses
Filing Fees		$ -	$ -			$ 994
Professional Fees		600	600	4,300	4,900	15,177
Dues and Subscriptions		-	-
Bank charges and interest		1	-	381	77	633

Operating loss		601	600	4,681	$ 4,977	16,804

Net (loss) for the period		$ (601)	$ (600)	$ (4,681)	$ (4,977)	$ (16,804)

Net (loss) per share
Basic and diluted		(0.00)	(0.00)

Weighted Average Number of Common Shares Outstanding
Basic and diluted		5,500,000	5,500,000	5,500,000	5,500,000

The accompanying notes are an integral part of the consolidated financial statements.

Nevaeh Enterprises Ltd. `
(A Development Stage Company)
Statements of Cash Flows	(Unaudited)

				June 15, 2006
		For the Twelve Months Ended		(Inception) to
		April 30,	April 30,	April 30,
		2010	2009	2010

Operating Activities
Net (loss) for the period		(4,681)	(4,977)	(16,804)
Changes in non-cash working capital items
Due From Related Party		3,200	(7,200)	(4,000)
Loan from Shareholder		-	-	-
Accounts Payable and Accrued Liaiblities		1,600		2,055
Cash used in operating activities		119	(12,177)	(18,749)

Financing Activities
Share Capital Subscribed			15,000	19,000
Loans from Shareholder		-	(2,900)	-
Cash provided by financing activities		-	12,100	19,000

Cash increase (decrease) during the Period		119	(77)	251

Cash, Beginning of Period		132	209	-
Cash, End of Period		251	132	251

Supplemental Information
Interest Paid		-	-	-
Income Taxes Paid		-	-	-

The accompanying notes are an integral part of the consolidated financial statements.

Nevaeh Enterprises Ltd.
(A Development Stage Company)
Statement of Changes in Stockholders’ Equity (Deficit)
From June 15, 2006 (Inception Date) to April 30, 2009
						Deficit
						Accumulated
				Additional		During the	Total
	Common Stock			Paid-in		Development	Stockholders'
	Shares	Amount		Capital		Stage	Equity

Common stock issued for cash:
- at $0.001 per share, August 1, 2006	4,000,000	$4,000	$		$		$4,000

Comprehensive income (loss)
- Net Loss for the period from Inception June 15, 2006 to April 30, 2007						(1,734)	(1,734)

Balance, as at April 30, 2007	4,000,000	$4,000		$0		$(1,734)	$2,266

Comprehensive income (loss)
- Net Loss for the year ended April 30, 2008						(5,412)	(5,412)

Balance, as at April 30, 2008	4,000,000	$4,000		$0		$(7,146)	$(3,146)

Common stock issued for cash:
- at $0.01 per share April 30, 2009	1,500,000	15,000					15,000

Comprehensive income (loss)
- Net Loss for the year ended April 30, 2009						(4,977)	(4,977)

Balance, as at April 30, 2009	5,500,000	$19,000		$0		$(12,123)	$6,877

Comprehensive income (loss)
- Net Loss for the year ended April 30, 2010						(4,681)	(4,681)

Balance, as at April 30, 2010	5,500,000	$19,000		$0		$(16,804)	$2,196

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

5.         RELATED PARTY TRANSACTIONS

            The Company’s sole officer has loaned the company $3,200, without interest and fixed term of repayment.

6.	Due From Related Parties

The sole officer and director of the Company has in his receipt, the funds of $15,000 related the capital stock issuance on January 1, 2009. The amount of the $15,000 was applied against the Company’s loan owing to the Company’s sole officer and director of $11,000. Accordingly, $4,000 of funds remain from the proceeds from the share issuance. These funds are in his safe custody pending the opening of a company bank account.