Form 10-K/A
period 2011-04-30
Nevaeh Enterprises Ltd.
filed 2013-08-13
CIK 1372167

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

Number of shares of each class of Nevaeh Enterprise's capital stock outstanding as of August 15, 2011: 5,500,000 shares of common stock.

Explanatory Note: This amendment to Form 10-K period ended April 30, 2011 is filed to correct the number of outstanding common shares.

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

There are no outstanding options or warrants or convertible securities to purchase our common equity.

The Company has never issued securities under and does not have any equity compensation plan.

Item 6:     Selected Financial Data

	As of	As of
	April 30, 2011	April 30, 2010
Balance Sheet
Total Assets	$4,051	$251
Total Liabilities	$6,155	$2,055
Stockholders Equity (Deficit)	$(2,104)	$2,196

	For the	For the
	Year ended	Year Ended
	April 30, 2011	April 30, 2010
Income Statement
Revenues	$ -	$ -
Total Expenses	$16,300	$16,804
Net Loss	($16,300)	($16,804)

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

General & Administrative Expenses

General and administrative expenses totaled $16,300 for the fiscal year ended April 30, 2011. This is compared to general and administrative expenses totaling $4,681 for the fiscal year ended April 30, 2010. This increase in general and administrative expenses is largely attributed to an increase in professional fees.

We experienced a net loss of $16,300 for the fiscal year ended April 30, 2011 compared to a net loss of $4,681 for the fiscal year ended April 30, 2010.

Liquidity and Capital Resources

As of April 30, 2011, the Company had cash of $4,051. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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

Item 8:    Financial Statements

The Company's consolidated financial statements, together with the report thereon of/edited by Kenne Ruan, CPA P.C. for the fiscal year ending April 30, 2011 are included elsewhere herein, beginning on Page F-1. Please refer to Page F-1 of this report for a list of Financial Statements.

Item 9A: Controls and Procedures

1. Evaluation of Disclosure Controls and Procedures:

Based on an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13 (a) - 15 (e) under the Securities Exchange Act of 1943, as amended (the "Exchange Act") as of April 30 2011, the end of the period covered by this Annual Report on Form 10-K (the "Evaluation Date"), conducted under the supervision of and with the participation of the Company's executive, have concluded that the Company's disclosure controls and procedures, which are designed to ensure that information required to be disclosed by the Company in the report that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the chief executive and financial officer as appropriate to allow timely decisions regarding required disclosures are effective as of the Evaluation Date.

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

Naveah's management, under the supervision of the chief executive and financial officer, assessed the the effectiveness of the Company's internal control over financial reporting as of April 30, 2011. Based on its assessment, management believes that as of April 30, 2011, the Company's internal control over financial reporting was effective.

3. Changes in Internal Controls over Financial Reporting:

During the Company's last fiscal quarter of 2011 (the fourth fiscal quarter), there were no changes in the Company's internal control over financial reporting (as defined in Rules 13 (a) - 15 (f) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

2010 - $0          Kenne Ruan, CPA, P.C.

2009 - $0          Kenne Ruan, CPA, P.C.

4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2011 - $0         Kenne Ruan, CPA, P.C.

2010 - $0         Kenne Ruan, CPA, P.C.

2009 - $0         Kenne Ruan, CPA, P.C.

12

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of August, 2013

Nevaeh Enterprises Ltd.

(Registrant)

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

/s/Kenne Ruan, CPA, P.C.
Woodbridge, Connecticut August 5, 2011

Neveah Enterprises Ltd.
(A Development Stage Company)
Balance Sheets

		As of April 30,	As of April 30,
		2011	2010
		(Audited)	(Audited)
	ASSETS
Current Assets
Cash and Cash Equivalents		$-	$251
Due From Related Party		4,051	4,000

TOTAL CURRENT ASSETS		4,051	4,251

TOTAL ASSETS		$4,051	$4,251

	LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Liabilities		$6,155	$2,055
Loan from Shareholder		-	-

TOAL CURRENT LIABILITIES		6,155	2,055

COMMITMENTS (Note 4)

Stockholders' Equity
Common Stock
Authorized:
50,000,000 common shares at $0.001 par value
Issued and outstanding:
5,500,000 common shares		19,000	19,000

Additional paid-in capital			-

(Deficit) accumulated during the development stage		(21,104)	(16,804)

TOTAL STOCKHOLDERS' EQUITY		(2,104)	2,196

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$4,051	$4,251

The accompanying notes are an integral part of the consolidated financial statements.

F-2

Nevaeh Enterprises Ltd.
(A Development Stage Company)
Statements of Operations	(Unaudited)

						June 15, 2006
		For the Three Months Ended		For theYear Ended		(Inception) to
		April 30,	April 30,	April 30,	April 30,	April 30,
		2011	2010	2011	2010	2011

General and Administration Expenses
Filing Fees		$ -	$ -	$ -	$ -	$ 994
Professional Fees		600	600	4,300	4300	19,477
Dues and Subscriptions		-	-	-	-	-
Bank charges and interest		-	1	-	381	633

Operating loss		600	601	4,300	$ 4,681	21,104

Net (loss) for the period		$ (600)	$ (601)	$ (4,300)	$ (4,681)	$ (21,104)

Net (loss) per share
Basic and diluted		(0.00)	(0.00)	0.00	0.00

Weighted Average Number of Common Shares Outstanding
Basic and diluted		5,500,000	5,500,000	5,500,000	5,500,000

The accompanying notes are an integral part of the consolidated financial statements.

  F-3

Nevaeh Enterprises Ltd. `
(A Development Stage Company)
Statements of Cash Flows	(Unaudited)

				June 15, 2006
		For theYear Ended		(Inception) to
		April 30,	April 30,	April 30,
		2011	2010	2011

Operating Activities
Net (loss) for the period		(4,300)	(4,681)	(21,104)
Changes in non-cash working capital items
Due from Related Party		(51)	3,200	(4,051)
Loan from Shareholder			-	-
Accounts Payable and Accrued Liaiblities		4,100	1,600	6,155
Cash used in operating activities		(251)	119	(19,000)

Financing Activities
Loans from Shareholder		-	-	-
Cash received for shares issued		-	-	19,000
Cash provided by financing activities		-	-	19,000

Cash increase (decrease) during the Period		(251)	119	-

Cash, Beginning of Period		251	132	-
Cash, End of Period		-	251	-

		-	-	-
		-	-	-

The accompanying notes are an integral part of the consolidated financial statements.

 F-4

Nevaeh Enterprises Ltd.
(A Development Stage Company)
Statement of Changes in Stockholders’ Equity (Deficit)
From June 15, 2006 (Inception Date) to April 30, 2011
						Deficit
						Accumulated
				Additional		During the	Total
	Common Stock			Paid-in		Development	Stockholders'
	Shares	Amount		Capital		Stage	Equity

Common stock issued for cash:
- at $0.001 per share, August 1, 2006	4,000,000	$4,000	$		$		$4,000

Comprehensive income (loss)
- Net Loss for the period from Inception June 15, 2006 to April 30, 2007						(1,734)	(1,734)

Balance, as at April 30, 2007	4,000,000	$4,000		$0		$(1,734)	$2,266

Comprehensive income (loss)
- Net Loss for the year ended April 30, 2008						(5,412)	(5,412)

Balance, as at April 30, 2008	4,000,000	$4,000		$0		$(7,146)	$(3,146)

Common stock issued for cash:
- at $0.01 per share April 30, 2009	1,500,000	15,000					15,000

Comprehensive income (loss)
- Net Loss for the year ended April 30, 2009						(4,977)	(4,977)

Balance, as at April 30, 2009	5,500,000	$19,000		$0		$(12,123)	$6,877

Comprehensive income (loss)
- Net Loss for the year ended April 30, 2010						(4,681)	(4,681)

Balance, as at April 30, 2010	5,500,000	$19,000		$0		$(16,804)	$2,196

Comprehensive income (loss)
- Net Loss for the year ended April 30, 2011						(16,300)	(16,300)

Balance, as at April 30, 2011	5,500,000	$19,000		$0		$(33,104)	$(14,104)
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

            The Company overpaid the sole officer the amount of $51 on the shareholder loan .

6.	Due From Related Parties

The sole officer and director of the Company has in his receipt, the funds of $15,000 related the capital stock issuance on January 1, 2009. The amount of the $15,000 was applied against the Company’s loan owing to the Company’s sole officer and director of $10,949. Accordingly, $4,051 of funds remain from the proceeds from the share issuance. These funds are in his safe custody pending the opening of a company bank account.