Form 10-K/A
period 2012-04-30
Nevaeh Enterprises Ltd.
filed 2013-08-13
CIK 1372167

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

Number of shares of each class of Nevaeh Enterprise's capital stock outstanding as of August 14, 2012: 5,500,000 shares of common stock

 Explanatory Note: This amendment to Form 10-K period ended April 30, 2012 is filed to correct the number of outstanding common shares.

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

As of April 30, 2012 the Company does not retain a legal counsel.

Item 4:      Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fiscal period ended April 30, 2012.

Item 5:    Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

The Company's Common stock is not presently listed under any exchange. There is currently no active trading in our common stock and there has been no active trading.

As of April 30, 2012, there were approximately 30 stockholders of record of the Company's Common Stock.

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

There are no outstanding options or warrants or convertible securities to purchase our common equity.

The Company has never issued securities under and does not have any equity compensation plan.

Item 6:     Selected Financial Data

	As of	As of
	April 30, 2012	April 30, 2011
Balance Sheet
Total Assets	$4,051	$4,051
Total Liabilities	$26,455	$6,155
Stockholders Equity (Deficit)	$(22,404)	$(2,104)

	For the	For the
	Year ended	Year Ended
	April 30, 2012	April 30, 2011
Income Statement
Revenues	$ -	$ -
Total Expenses	$20,300	$4,300
Net Loss	($20,300)	($4,300)

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

Liquidity and Capital Resources

As of April 30, 2012, the Company had cash of $4,051. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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

Naveah's management, under the supervision of the chief executive and financial officer, assessed the the effectiveness of the Company's internal control over financial reporting as of April 30, 2012. Based on its assessment, management believes that as of April 30, 2012, the Company's internal control over financial reporting was effective.

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

2010 - $0          Kenne Ruan, CPA, P.C.

2009 - $0          Kenne Ruan, CPA, P.C.

4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2012 - $0          Kenne Ruan, CPA, P.C.

2011 - $0         Kenne Ruan, CPA, P.C.

2010 - $0         Kenne Ruan, CPA, P.C.

2009 - $0         Kenne Ruan, CPA, P.C.

12

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of August, 2013.

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

/s/Kenne Ruan, CPA, P.C.
Woodbridge, Connecticut July 30, 2012

Neveah Enterprises Ltd.
(A Development Stage Company)
Balance Sheets

		As of April 30,	As of April 30,
		2012	2011
		(Audited)	(Audited)
	ASSETS
Current Assets
Cash and Cash Equivalents		$-	$-
Due From Related Party		4,051	4,051

TOTAL CURRENT ASSETS		4,051	4,051

TOTAL ASSETS		$4,051	$4,051

	LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Liabilities		$26,455	$6,155
Loan from Shareholder		-	-

TOAL CURRENT LIABILITIES		26,455	6,155

COMMITMENTS (Note 4)

Stockholders' Equity
Common Stock
Authorized:
50,000,000 common shares at $0.001 par value
Issued and outstanding:
5,500,000 common shares		19,000	19,000

Additional paid-in capital		-	-

(Deficit) accumulated during the development stage		(41,404)	(21,104)

TOTAL STOCKHOLDERS' EQUITY		(22,404)	(2,104)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$4,051	$4,051

The accompanying notes are an integral part of the consolidated financial statements.

Nevaeh Enterprises Ltd.
(A Development Stage Company)
Statements of Operations	(Audited)

						June 15, 2006
		For the Three Months Ended		For the Year Ended		(Inception) to
		April 30,	April 30,	April 30,	April 30,	April 30,
		2012	2011	2012	2011	2012

General and Administration Expenses
Filing Fees		$ -	$ -	$ -	$ -	$ 994
Professional Fees		2,100	600	20,300	4,300	39,777
Dues and Subscriptions		-	-	-	-	-
Bank charges and interest		-	-	-	-	633

Operating loss		2,100	600	20,300	4,300	41,404

Net (loss) for the period		$ (2,100)	$ (600)	$ (20,300)	$ (4,300)	$ (41,404)

Net (loss) per share
Basic and diluted		(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Number of Common Shares Outstanding
Basic and diluted		5,500,000	5,500,000	5,500,000	5,500,000

The accompanying notes are an integral part of the consolidated financial statements.

Nevaeh Enterprises Ltd. `
(A Development Stage Company)
Statements of Cash Flows	(Audited)

					June 15, 2006
		For the Year Ended			(Inception) to
		April 30,	April 30,	April 30,	April 30,
		2012		2011	2012

Operating Activities
Net (loss) for the period		(20,300)		(4,300)	(41,404)
Changes in non-cash working capital items
Due from Related Party				(51)	(4,051)
Loan from Shareholder					-
Accounts Payable and Accrued Liaiblities		20,300		4,100	26,455
Cash used in operating activities		-		(251)	(19,000)

Financing Activities
Loans from Shareholder		-		-	-
Cash received for shares issued		-		-	19,000
Cash provided by financing activities		-		-	19,000

Cash increase (decrease) during the Period		-	-	(251)	-

Cash, Beginning of Period		-		251	-
Cash, End of Period		-		-	-

		-		-	-
		-		-	-

The accompanying notes are an integral part of the consolidated financial statements.

Nevaeh Enterprises Ltd.
(A Development Stage Company)
Statement of Changes in Stockholders’ Equity (Deficit)
From June 15, 2006 (Inception Date) to April 30, 2012
						Deficit
						Accumulated
				Additional		During the	Total
	Common Stock			Paid-in		Development	Stockholders'
	Shares	Amount		Capital		Stage	Equity

Common stock issued for cash:
- at $0.001 per share, August 1, 2006	4,000,000	$4,000	$		$		$4,000

Comprehensive income (loss)
- Net Loss for the period from Inception June 15, 2006 to April 30, 2007						(1,734)	(1,734)

Balance, as at April 30, 2007	4,000,000	$4,000		$-		$(1,734)	$2,266

Comprehensive income (loss)
- Net Loss for the year ended April 30, 2008						(5,412)	(5,412)

Balance, as at April 30, 2008	4,000,000	$4,000		$-		$(7,146)	$(3,146)

Common stock issued for cash:
- at $0.01 per share April 30, 2009	1,500,000	15,000					15,000

Comprehensive income (loss)
- Net Loss for the year ended April 30, 2009						(4,977)	(4,977)

Balance, as at April 30, 2009	5,500,000	$19,000		$-		$(12,123)	$6,877

Comprehensive income (loss)
- Net Loss for the year ended April 30, 2010						(4,681)	(4,681)

Balance, as at April 30, 2010	5,500,000	$19,000		$-		$(16,804)	$2,196

Comprehensive income (loss)
- Net Loss for the year ended April 30, 2011						(4,300)	(4,300)

Balance, as at April 30, 2011	5,500,000	$19,000		$-		$(21,104)	$(2,104)

Comprehensive income (loss)
- Net Loss for the year ended April 30, 2012						(20,300)	(20,300)

Balance, as at April 30, 2012	5,500,000	$19,000		$-		$(41,404)	$(22,404)

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

            There were no related transactions for this period.

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