Form 10-Q
period 2013-07-31
Nevaeh Enterprises Ltd.
filed 2013-09-23
CIK 1372167

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

or

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

Yes X No _

The number of shares outstanding of the Registrant's common stock, par value $.001 per share, at September 23, 2013 was 5,500,000 shares.

1

Part I - FINANCIAL INFORMATION

Neveah Enterprises Ltd.
(A Development Stage Company)
Balance Sheets

		As of July 31,	As of April 30,
		2013	2013
		(Unaudited)	(Audited)
	ASSETS
Current Assets
Cash and Cash Equivalents		$-	$-
Due From Related Party		4,051	4,051

TOTAL CURRENT ASSETS			4,051

TOTAL ASSETS		$4,051	$4,051

	LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Loan Payable		$47,030	$45,675
Loan from Shareholder		-	-

TOTAL CURRENT LIABILITIES		47,030	45,675

COMMITMENTS (Note 4)

Stockholders' Equity
Common Stock
Authorized:
50,000,000 common shares at $0.001 par value
Issued and outstanding:
5,500,000 common shares		19,000	19,000

Additional paid-in capital		-	-

(Deficit) accumulated during the development stage		(61,979)	(60,624)

TOTAL STOCKHOLDERS' EQUITY		(42,979)	(41,624)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$4,051	$4,051

The accompanying notes are an integral part of the consolidated financial statements.

Nevaeh Enterprises Ltd.
(A Development Stage Company)
Statements of Operations	(Unaudited)

				June 15, 2006
		For the Three Months Ended		(Inception) to
		July 31,	July 31,	July 31,
		2013	2012	2013

General and Administration Expenses
Filing Fees		$ -	$ -	$ 994
Professional Fees		1,355	2,420	60,352
Dues and Subscriptions		-	-	-
Bank charges and interest		-	-	633

Operating loss		1,355	2,420	61,979

Net (loss) for the period		$ (1,355)	$ (2,420)	$ (61,979)

Net (loss) per share
Basic and diluted		(0.00)	(0.00)

Weighted Average Number of Common Shares Outstanding
Basic and diluted		5,500,000	5,500,000

The accompanying notes are an integral part of the consolidated financial statements.

Nevaeh Enterprises Ltd. `
(A Development Stage Company)
Statements of Cash Flows	(Unaudited)

				June 15, 2006
		For the Three Months Ended		(Inception) to
		July 31,	July 31,	July 31,
		2013	2012	2013

Operating Activities
Net (loss) for the period		(1,355)	(2,420)	(61,979)
Changes in non-cash working capital items
Due from Related Party				(4,051)
Loan from Shareholder				-
Loan Payable		1,355	2,420	47,030
Cash used in operating activities		-	-	(19,000)

Financing Activities
Loans from Shareholder		-	-	-
Cash received for shares issued		-	-	19,000
Cash provided by financing activities		-	-	19,000

Cash increase (decrease) during the Period		-	-	-

Cash, Beginning of Period		-	-	-
Cash, End of Period		-	-	-

		-	-	-
		-	-	-

The accompanying notes are an integral part of the consolidated financial statements.

NEVAEH ENTERPRISES LTD.

(A Development Stage Company)

Notes to the Financial Statements

For the Three Months Ended July 31, 2013

1. Nature and Continuance of Operations

The Company is a development stage company which was incorporated in the State of Nevada, United States of America on June 15, 2006. The Company intends to commence operations as a developer of aftermarket electronic accessories for motor vehicles.

These financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $62,979 since inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to continue to provide for its working capital needs by seeking loans from its shareholders. These financial statements do not include any adjustments to the recoverability and classification of assets, or the amount and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

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

The financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at July 31, 2013, there were no cash equivalents.

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

Basic and Diluted Net Loss Per Share

In accordance with FASB Topic 260, "Earnings Per Share', the basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As at July 31, 2013, diluted net loss per share is equivalent to basic net loss per share.

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

The Company did not grant any stock options during the period ended July 31, 2013.

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

The Company has no elements of "other comprehensive income" during the period ended July 31, 2013.

Advertising Expenses

The company expenses advertising costs as incurred. There was no advertising expense incurred by the company during the period ended July 31, 2013.

New Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

3.	CAPITAL STOCK

On August 1, 2006, the Company issued 4,000,000 common shares at $0.001 per share to the sole director of the Company for total proceeds of $4,000.

On January 1, 2009, the Company issued 1,500,000 shares at $0.01 per share for a total proceeds of $15,000 to the Company.

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

7. Loan Payable

The Company from time to time has borrowed funds from or has received services from a financial corporation for operating purposes. As of July 31, 2013 the Company owed the financial corporation $47,030. These amounts bear no interest, are not collateralized, and are due on demand.

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

Results of Operations

Nevaeh has not generated any revenues for the nine months ended July 31, 2013.

The Company experienced general and administration expenses of $1,355 for the three months ended July 31, 2013, compared to general and administration expenses of $2,420 for the three months ended July 31, 2012. The decrease in expenses experienced by the Company has been related to a decrease in professional expenses spent by the Company. Since the Company's inception of June 15, 2006, the Company has experienced total general and administration expenses of $61,979.

For the three months ended July 31, 2013, the company experienced a net loss of $1,355.

Liquidity and Capital Resources

During the three months period ended July 31, 2013, the Company satisfied its working capital needs by using capital raised from issuing common shares to investors and loans from the director. As of July 31, 2013, the Company has cash on hand in the amount of $0. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain more future loans from our shareholders, but there are no agreements or understandings in place currently.

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

As of July 31, 2013, the end of the three month period year covered by this report, our president (our principal executive officer, principal accounting officer and principal financial officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal accounting officer and principal financial officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

There have been no changes in our internal controls over financial reporting that occurred during the period ended July 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our auditors have issued a going concern opinion as at April 30, 2012. This means that there is substantial doubt that we can continue as an ongoing business without additional financing and/or generating profits. If we are unable to do so, we will have to cease operations and you will lose your investment.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized September 23, 2013

September 23, 2013

/s/ Qi Tang__________________

Mr.Qi Tang, President