Form 10-Q/A
period 2013-10-31
Nevaeh Enterprises Ltd.
filed 2014-01-30
CIK 1372167

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

Yes_ No X

The number of shares outstanding of the Registrant's common stock, par value $.001 per share, at December 19, 2013 was 5,500,000 shares.

Explanatory Note: This amendment to the 10-Q for the period ended October 31, 2013 was filed because there was an error in indicating the Company’s shell status. The Company was originally ticked as a shell company; however, it is NOT a shell company, as is now correctly indicated above.

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