Form 10-Q
period 2014-03-06
Nevaeh Enterprises Ltd.
filed 2014-03-06
CIK 1372167

10-Q/A 1 nevaeh10qjan31.htm

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

or

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

Yes_ No X

The number of shares outstanding of the Registrant's common stock, par value $.001 per share, at March 5, 2014 was 5,500,000 shares.

1

Part I - FINANCIAL INFORMATION

Neveah Enterprises Ltd.
(A Development Stage Company)
Balance Sheets

	January 31,	April 30,
	2014	2013
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and Cash Equivalents	$-	$-
Due from Related Party	4,051	4,051

TOTAL CURRENT ASSETS	4,051	4,051

TOTAL ASSETS	$4,051	$4,051

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Loan Payable and Accrued Liabilities	$49,600	$45,675

TOTAL CURRENT LIABILITIES	49,600	45,675

TOTAL LIABILITIES	49,600	45,675

COMMITMENTS (Note 4)	-	-

Stockholders' Equity
Common Stock
Authorized:
50,000,000 common shares at $0.001 par value
Issued and outstanding:
5,500,000 common shares	5,500	5,500
Additional paid-in capital	13,500	13,500
(Deficit) accumulated during the development stage	(64,549)	(60,624)

TOTAL STOCKHOLDERS' EQUITY	(45,549)	(41,624)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,051	$4,051

The accompanying notes are an integral part of the consolidated financial statements.

Nevaeh Enterprises Ltd.
(A Development Stage Company)
Statements of Operations
(Unaudited)
					From June 15, 2006
	For the Three Months Ended		For the Nine Months Ended		(Inception) to
	January 31,	January 31,	January 31,	January 31,	January 31,
	2014	2013	2014	2013	2014

General and Administration Expenses
Filing Fees	$ -	$ -	$ -	$ -	$ 994
Professional Fees	600	5,600	3,925	13,620	62,922
Bank charges and interest	-	-	-	-	633

Operating loss	600	5,600	3,925	13,620	64,549

Net (loss) for the period	$ (600)	$ (5,600)	$ (3,925)	$ (13,620)	$ (64,549)

Net (loss) per share
Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding
Basic and diluted	5,500,000	5,500,000	5,500,000	5,500,000

The accompanying notes are an integral part of the consolidated financial statements.

Nevaeh Enterprises Ltd.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From June 15, 2006
	For the Nine Months Ended		(Inception) to
	January 31,	January 31,	January 31,
	2014	2013	2014

Operating Activities
Net (loss) for the period	$ (3,925)	$ (13,620)	$ (64,549)
Changes in operating assets and liabilities:
Due from Related Party			(4,051)
Accounts Payable and Accrued Liabilities	3,925	13,620	49,600
Cash used in operating activities	-	-	(19,000)

Financing Activities
Cash received for shares issued	-	-	19,000
Cash provided by financing activities	-	-	19,000

Cash increase (decrease) during the Period	-	-	-

Cash, Beginning of Period	-	-	-
Cash, End of Period	$ -	$ -	$ -

The accompanying notes are an integral part of the consolidated financial statements.

NEVAEH ENTERPRISES LTD.

(A Development Stage Company)

Notes to the Financial Statements

For the Nine Months Ended January 31, 2014

(Unaudited)

1. NATURE AND CONTINUANCE OF OPERATIONS

The Company is a development stage company which was incorporated in the State of Nevada, United States of America on June 15, 2006. The Company intends to commence operations as a developer of aftermarket electronic accessories for motor vehicles.

These financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $64,549 since inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to continue to provide for its working capital needs by seeking loans from its shareholders. These financial statements do not include any adjustments to the recoverability and classification of assets, or the amount and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

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

The financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Interim Financial Statements

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended April 30, 2013, included in the Company’s Form 10-K filed on August 13, 2013. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three and nine months ended January 31, 2014 are not necessarily indicative of the results to be expected for any other interim period of a future year.

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

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with maturities of three months or less when purchased. As at January 31, 2014, there were no cash equivalents.

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

Basic and Diluted Net Loss Per Share

In accordance with FASB Topic 260, "Earnings Per Share', the basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As at January 31, 2014, diluted net loss per share is equivalent to basic net loss per share.

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

The Company did not grant any stock options during the period ended January 31, 2014.

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

The Company has no elements of "other comprehensive income" during the period ended January 31, 2014.

New Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

3. CAPITAL STOCK

On August 1, 2006, the Company issued 4,000,000 common shares at $0.001 per share to the sole director of the Company for total proceeds of $4,000.

On January 1, 2009, the Company issued 1,500,000 shares at $0.01 per share for total proceeds of $15,000 to the Company.

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

6. DUE FROM RELATED PARTIES

The sole officer and director of the Company has in his receipt, the funds of $15,000 related the capital stock issuance on January 1, 2009. This amount was applied against the Company’s loan owing to the Company’s sole officer and director of $10,949. Accordingly, $4,051 of funds remains from the proceeds from the share issuance. These funds are in his safe custody pending the opening of a company bank account.

7. LOAN PAYABLE

The Company from time to time has borrowed funds from or has received services from a financial corporation for operating purposes. As of January 31, 2014 the Company owed the financial corporation $49,600. These amounts bear no interest, are not collateralized, and are due on demand.

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

RESULTS OF OPERATIONS

Nevaeh has not generated any revenues for the three months ended January 31, 2014.

The Company experienced general and administration expenses of $600 for the three months ended January 31, 2014, compared to general and administration expenses of $5,600 for the three months ended January 31, 2013. The decrease in expenses experienced by the Company has been related to a decrease in professional expenses spent by the Company.

For the three months ended January 31, 2014, the company experienced a net loss of $600.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2014, the Company had assets of $4,051 and liabilities of $49,600. During the nine months period ended January 31, 2014, the Company satisfied its working capital needs from loans payable to financial corporation.

As of January 31, 2014, the Company has cash on hand in the amount of $0. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve-month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain more future loans from our shareholders, but there are no agreements or understandings in place currently.

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

Related Party Transactions

The sole officer and director of the Company has in his receipt, the funds of $15,000 related the capital stock issuance on January 1, 2009. The amount of the $15,000 was applied against the Company’s loan owing to the Company’s sole officer and director of $10,949. Accordingly, $4,051 of funds remains from the proceeds from the share issuance. These funds are in his safe custody pending the opening of a company bank account.

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

As of January 31, 2014, the end of the three month period year covered by this report, our president (our principal executive officer, principal accounting officer and principal financial officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal accounting officer and principal financial officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

There have been no changes in our internal controls over financial reporting that occurred during the period ended January 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our auditors have issued a going concern opinion as at April 30, 2013. This means that there is substantial doubt that we can continue as an ongoing business without additional financing and/or generating profits. If we are unable to do so, we will have to cease operations and you will lose your investment.

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

There are many small software developers that sell software products which are similar to our proposed business venture. Most of these competitors have established businesses with an established customer base. We will attempt to compete against these groups by offering a much higher quality product compared to our competitors products with a more customizable product. However, we cannot assure you that such a strategy will be successful, or that competitors will not copy our business strategy. Our inability to achieve sales and revenues due to competition will have an adverse effect on our business operations and financial condition.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized March 5, 2014

March 5, 2014

/s/ Qi Tang__________________

Mr. Qi Tang, President