Form 10-K/A
period 2013-04-30
Pan Ocean Container Supplies, Ltd.
filed 2014-08-13
CIK 1372167

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

Pan Ocean Container Supplies, Ltd.

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

Large accelerated filer o Accelerated filer o

Non-accelerated filer o Smaller reporting company x

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes o  No X

The aggregate market value of Pan Ocean Container Supplies, Ltd.’s Common Stock owned by non-affiliates as of August 12, 2014 was nil.

Number of shares of each class of Pan Ocean Container Supplies, Ltd.'s capital stock outstanding as of August 12, 2014: 44,000,000 shares of common stock

Explanatory Note: Refer to the Company's Form 8K filed on March 25, 2014 to provide an explanation of the filing of this amendment to the Company's Form 10K for its year ended April 30, 2013.

 1

Pan Ocean Container Supplies, Ltd.

formerly known as Nevaeh Enterprises Ltd.

FORM 10-K/A

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

        Item 11.      Executive Compensation

        Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Item 13.       Exhibits and Financial Statements Schedules

        Item 14.      Principal Accountants Fees and Services

       Signatures

2

FORWARD LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K, OR THE "REPORT," ARE "FORWARD-LOOKING STATEMENTS." THESE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE  NOT LIMITED TO, STATEMENTS ABOUT THE PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS OF PAN OCEAN CONTAINER SUPPLIES, LTD. FORMERLY KNOWN AS NEVAEH ENTERPRISES LTD., A NEVADA CORPORATION AND OTHER STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT HISTORICAL FACTS. FORWARD-LOOKING STATEMENTS IN THIS REPORT OR HEREAFTER INCLUDED IN OTHER PUBLICLY AVAILABLE DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, OR THE "COMMISSION," REPORTS TO OUR SHAREHOLDERS AND OTHER PUBLICLY AVAILABLE STATEMENTS ISSUED OR RELEASED BY US INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE OUR ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS TO DIFFER FROM THE FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FUTURE RESULTS ARE BASED UPON MANAGEMENT'S BEST ESTIMATES BASED UPON CURRENT CONDITIONS AND THE MOST RECENT RESULTS OF OPERATIONS. WHEN USED IN THIS REPORT, THE WORDS "EXPECT," "ANTICIPATE," "INTEND," "PLAN," "BELIEVE," "SEEK," "ESTIMATE" AND SIMILAR EXPRESSIONS ARE GENERALLY INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS, BECAUSE THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS, INCLUDING OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS AND OTHER FACTORS.

PART I

Item 1.    Description of Business

Pan Ocean Container Supplies, Ltd. formerly known as Nevaeh Enterprises Ltd. (the “Company”) was incorporated in the state of Nevada on June 15, 2006. The Company intends to operate as a software developer which will create a software interface which will integrate existing cellular phone devices with an automobile's existing navigation system in order to relay text or email message through an automobile's sound system or navigation display. The initial region we plan to market our website to is in major city centers in China. We currently have signed a contract with a local Chinese software programmer to create and develop our proposed user interface. We expect that we will have a working, beta stage software by the end of June 2014. We currently have not advanced beyond the business plan state from our inception until the date of this filing.  We anticipate that in order for us to begin commercialization and retail sale of our product, we will need to raise additional capital. We currently do not have any specific plans to raise these funds.

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

Risks associated with Pan Ocean Container Supplies, Ltd. formerly known as Nevaeh Enterprises Ltd.:

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

Item 1B:     Unresolved Staff Comments

None

Item 2:    Description of Property

The Company's headquarters and executive offices are located at 58 Dongcheng District, Beijing, China 100027. Our telephone number is 949-419-6588

Item 3:     Legal Proceedings

There are no existing, pending or threatened legal proceedings involving Pan Ocean Container Supplies, Ltd. formerly known as Nevaeh Enterprises Ltd., or against any of our officers or directors as a result of their involvement with the Company.

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

There are no outstanding options or warrants or convertible securities to purchase our common equity.

The Company has never issued securities under and does not have any equity compensation plan.

Item 6:     Selected Financial Data

	As of	As of
	April 30, 2013	April 30, 2012
Balance Sheet
Total Assets	$4,051	$4,051
Total Liabilities	$48,030	$26,455
Stockholders’ Equity (Deficit)	$(43,979)	$(22,404)

	For the	For the
	Year ended	Year Ended
	April 30, 2013	April 30, 2012
Income Statement
Revenues	$ -	$ -
Total Expenses	$21,575	$20,300
Net Loss	($21,575)	($20,300)

Item 7:     Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis provides information which management of Pan Ocean Container Supplies, Ltd. formerly known as Nevaeh Enterprises Ltd. (the "Company") believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report.

Overview

Pan Ocean Container Supplies, Ltd. formerly known as Nevaeh Enterprises Ltd. (the “Company”) was incorporated in the state of Nevada on June 15, 2006. The Company intends to operate as a software developer which will create a software interface which will integrate existing cellular phone devices with an automobile's existing navigation system in order to relay text or email message through an automobile's sound system or navigation display. The initial region we plan to market our website to is in major city centers in China. We currently have signed a contract with a local Chinese software programmer to create and develop our proposed user interface. We expect that we will have a working, beta stage software by the end of June 2014. We currently have not advanced beyond the business plan state from our inception until the date of this filing.  We anticipate that in order for us to begin commercialization and retail sale of our product, we will need to raise additional capital. We currently do not have any specific plans to raise these funds.

Results of Operations

Revenues

There were no revenues generated for the fiscal period ended April 30, 2013 and no revenues have been earned by the Company since it's inception.

General & Administrative Expenses

General and administrative expenses totaled $21,575 for the fiscal year ended April 30, 2013. This is compared to general and administrative expenses totaling $20,300 for the fiscal year ended April 30, 2012. This decrease in general and administrative expenses is largely attributed to an decrease in professional fees.

We experienced a net loss of $21,575 for the fiscal year ended April 30, 2013 compared to a net loss of $20,300 for the fiscal year ended April 30, 2012.

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

Item 8:    Financial Statements

The Company's consolidated financial statements, together with the report thereon of/edited by Jimmy P. Lee, CPA P.C. for the fiscal year ending April 30, 2013 are included elsewhere herein, beginning on Page F-1. Please refer to Page F-1 of this report for a list of Financial Statements.

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

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting’s such terms is defined in Rules 13(a) - 15 (f) under the Exchange Act. The Company's internal control systems has been designed to provide reasonable assurance to management and the Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles.

A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;(b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and director of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

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

The Company's management, under the supervision of the chief executive and financial officer, assessed the effectiveness of the Company's internal control over financial reporting as of April 30, 2013. Based on its assessment, management believes that as of April 30, 2013, the Company's internal control over financial reporting was effective.

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

Background of officers and directors

Mr. Qi Tang has been the Company's president, principal executive officer, principal financial officer, principal accounting officer, treasurer and a director since the company's inception on June 15, 2006.  In 2003,  Mr. Tang graduated from Chang Chun University of Science and Technology in Chang Chun, Ji Lin with a bachelor's degree in engineering focusing on electrical engineering.  From 2003 to the present date, Mr. Tang has been working as an independent contractor assisting small businesses in China design schematics for custom electronic solutions for businesses.

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

Code of Ethics

The Company has adopted code of ethics for all of the employees, directors and officers which was previously filed as Exhibit 14.1.

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

Name of Beneficial Owner	Direct Amount of Beneficial Owner	Position	Percent of Class
Qi Tang	32,000,000	CEO, CFO, Secretary, Director	72.72%
All officers and directors as a Group (1 person)			72.72%

Securities authorized for issuance under equity compensation plans.

We have no equity compensation plans.

Item 12: Certain Relationships and Related Transactions

We issued 32,000,000 shares of common stock to Qi Tang, our president and a member of the board of directors in June 2006, in consideration of $4,000.

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

April 30,2013 - $1,000 Jimmy P. Lee, CPA, P.C.

April 30,2012 - $4,300 Kenne Ruan, CPA, P.C.

2) Audit - Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported in the preceding paragraph:

April 30,2013 - $0 Jimmy P. Lee, CPA, P.C.

April 30,2012 - $0 Kenne Ruan, CPA, P.C.

3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

April 30,2013 - $0          Jimmy P. Lee, CPA, P.C.

April 30,2012 - $0          Kenne Ruan, CPA, P.C.

4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

April 30,2013 - $0          Jimmy P.Lee , CPA, P.C.

April 30,2012 - $0          Kenne Ruan, CPA, P.C.

12

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of August, 2014.

Pan Ocean Container Supplies, Ltd.

formerly known as Nevaeh Enterprises Ltd.

(Registrant)

By: /s/ Qi Tang

Qi Tang

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Qi Tang	President, CEO, Secretary, Treasurer and Director	August 12, 2014
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

Notes to Financial Statements                                                                                                                                                                     F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Pan Ocean Container Supplies Ltd. f/k/a Nevaeh Enterprises Ltd

We have audited the accompanying balance sheets of Pan Ocean Container Supplies Ltd. f/k/a Nevaeh Enterprises Ltd. as of April 30, 2013, and the related statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the year in the period ended April 30, 2013, and for the period from June 15, 2006 (inception) to April 30, 2013. Pan Ocean Container Supplies Ltd. f/k/a Nevaeh Enterprises Ltd’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

The financial statements of Pan Ocean Container Supplies Ltd. f/k/a Nevaeh Enterprises Ltd as of April 30, 2012 and for the year then ended, and for the period from June 15, 2006 (inception) to April 30, 2012 were audited by other auditors whose report dated July 30, 2012, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pan Ocean Container Supplies Ltd. f/k/a Nevaeh Enterprises Ltd as of April 30, 2013, and the results of its operations and its cash flows for each of the year in the period ended April 30, 2013, and for the period from June 15, 2016 (inception) to April 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred accumulated deficits of $62,979 as of April 30, 2013. The Company incurred a net loss of $21,575 and $20,300 for the years ended April 30, 2013 and 2012, respectively. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Jimmy P. Lee, CPA PC
Astoria, NY
August 11, 2014

Pan Ocean Container Supplies, Ltd.
Formerly Known as Nevaeh Enterprises Ltd.
(A Development Stage Company)
Balance Sheets

		As of April 30,	As of April 30,
		2013	2012

	ASSETS
Current Assets
Cash and Cash Equivalents		4,051	4,051

TOTAL CURRENT ASSETS

TOTAL ASSETS		4,051	4,051

	LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Liabilities		48,030	26,455

TOTAL CURRENT LIABILITIES		48,030	26,455

COMMITMENTS (Note 4)

Stockholders' Equity
Common Stock
Authorized:
500,000,000 common shares at $0.001 par value
Issued and outstanding:
44,000,000 common shares		44,000	44,000

Additional paid-in capital		(25,000)	(25,000)

(Deficit) accumulated during the development stage		(62,979)	(41,404)

TOTAL STOCKHOLDERS' EQUITY		(43,979)	(22,404)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		4,051	4,051

The accompanying notes are an integral part of the consolidated financial statements.

Pan Ocean Container Supplies, Ltd.
Formerly Known as Neveah Enterprises Ltd.
(A Development Stage Company)
Statements of Operations

					From June 15, 2006
	For the Three Months Ended		For the Year Ended	For the Year Ended	(Inception) to
	`April 30	`April 30	April 30,	April 30,	April 30,
	2014	2013	2013	2012	2013

General and Administration Expenses
Filing Fees	$ -	$ -	$ -		994
Professional Fees	2,965	7,955	21,575	20,300	61,352
Bank charges and interest	-	-	-		633

Operating loss	2,965	7,955	21,575	20,300	62,979

Net (loss) for the period	$ (2,965)	$ (7,955)	$ (21,575)	(20,300)	(62,979)

Net (loss) per share
Basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Number of Common Shares Outstanding
Basic and diluted	44,000,000	44,000,000	44,000,000	44,000,000

The accompanying notes are an integral part of the consolidated financial statements.

Pan Ocean Container Supplies, Ltd.
Formerly Known as Neveah Enterprises Ltd.
(A Development Stage Company)
Statements of Cash Flows

			From June 15, 2006
	For the Year Ended	For the Year Ended	(Inception) to
	April 30,	April 30,	April 30,
	2013	2012	2013

Operating Activities
Net (loss) for the period	$ (21,575)	(20,300)	(62,979)
Changes in non-cash working capital items
Accounts Payable and Accrued Liabilities	21,575	20,300	48,030
Cash used in operating activities	-	-	(14,949)

Financing Activities
Cash received for shares issued	-	-	44,000
Additional Paid-in Capital			(25,000)
Cash provided by financing activities	-	-	19,000

Cash increase (decrease) during the Period	-	-	4,051

Cash, Beginning of Period	4,051	4,051	-
Cash, End of Period	4,051	4,051	4,051

The accompanying notes are an integral part of the consolidated financial statements.

Pan Ocean Container Supplies, Ltd.
Formerly Known as Nevaeh Enterprises Ltd.
(A Development Stage Company)
Statement of Changes in Stockholders’ Equity (Deficit)
From June 15, 2006 (Inception Date) to April 30, 2013
				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Common stock issued for cash:
- at $0.000125 per share, August 1, 2006	32,000,000	$ 32,000	$(28,000)		$ 4,000

Comprehensive income (loss)
- Net Loss for the period from Inception June 15, 2006 to April 30, 2007				(1,734)	(1,734)

Balance, as at April 30, 2007	32,000,000	$ 32,000	$(28,000)	$ (1,734)	$ 2,266

Comprehensive income (loss)
- Net Loss for the year ended April 30, 2008				(5,412)	(5,412)

Balance, as at April 30, 2008	32,000,000	$32,000	$(28,000)	(7,146)	$(3,146)

Common stock issued for cash:	12,000,000	12,000	3,000		15,000
- at $0.00125 per share April 30, 2009

Comprehensive income (loss)
- Net Loss for the year ended April 30, 2009				(4,977)	(4,977)

Balance, as at April 30, 2009	44,000,000	$44,000	$(25,000)	(12,123)	$6,877

Comprehensive income (loss)
- Net Loss for the year ended April 30, 2010				(4,681)	(4,681)

Balance, as at April 30, 2010	44,000,000	$44,000	$(25,000)	(16,804)	$2,196

Comprehensive income (loss)
- Net Loss for the year ended April 30, 2011				(4,300)	(4,300)

Balance, as at April 30, 2011	44,000,000	$44,000	$(25,000)	(21,104)	$(2,104)

Comprehensive income (loss)
- Net Loss for the year ended April 30, 2012				(20,300)	(20,300)

Balance, as at April 30, 2012	44,000,000	$44,000	$(25,000)	(41,404)	$(22,404)

Comprehensive income (loss)
- Net Loss for the year ended April 30, 2013				(21,575)	(21,575)

Balance, as at April 30, 2013	44,000,000	$44,000	$(25,000)	(62,979)	$(43,979)

The accompanying notes are an integral part of the consolidated financial statements.

PAN OCEAN CONTAINER SUPPLIES, LTD.

NEVAEH ENTERPRISES LTD.

(A Development Stage Company)

Notes to the Financial Statements

For the Year Ended April 30, 2013

1. Nature and Continuance of Operations

Pan Ocean Container Supplies, Ltd. formerly known as Nevaeh Enterprises Ltd. (the “Company”) is a development stage company which was incorporated in the State of Nevada, United States of America on June 15, 2006. The Company intends to operate as a software developer which will create a software interface which will integrate existing cellular phone devices with an automobile's existing navigation system in order to relay text or email message through an automobile's sound system or navigation display.

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

Foreign Currency Translation

The Company is located and operating outside of the United States of America. It maintains its accounting records in U.S. Dollars, as follows:

At the transaction date, each asset, liability, revenue, and expense is translated into U.S. dollars by the use of exchange rates in effect at that date. At the period end, monetary assets and liabilities are re-measured by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations.

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

On August 1, 2006, the Company issued 32,000,000 common shares at $0.000125 per share to the sole director of the Company for total proceeds of $4,000.

On April 30, 2009, the Company issued 12,000,000 common shares at $0.00125 per share for total proceeds of $15,000.

On March 28, 2014, the Company effected an increase of its authorized common shares to 500,000,000 shares at $0.001 par value.

On July 10, 2014, the Company effected a 8-for-1 forward stock split of the Company’s issued and outstanding shares of common stock (the “Forward Stock Split”). All references to number of shares and per share amounts included in the financial statements and the accompanying notes have been adjusted to reflect the Forward Stock Split retroactively.

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

5.	~~6.~~	RELATED PARTIES TRANSACTIONS

The sole officer and director of the Company, Mr. Qi tang, has in his receipt, the funds of $15,000 related the capital stock issuance on January 1, 2009. The amount of the $15,000 was applied against the Company’s loan owing to Mr. Tang of $10,949. Accordingly, $4,051 of funds remains from the proceeds from the share issuance. These funds are in his safe custody pending the opening of a company bank account.

6.

SUBSEQUENT EVENTS

On July 10, 2014, the Company effected a 8-for-1 forward stock split of the Company’s issued and outstanding shares of common stock (the “Forward Stock Split”). The par value and number of authorized shares of the common stock remained unchanged. All references to number of shares and per share amounts included in the financial statements and the accompanying notes have been adjusted to reflect the Forward Stock Split retroactively.

On July 10, 2014 , Pan Ocean Container Supplies Co., Ltd. (“Pan Ocean”) have executed an agreement with the Company (the “Agreement”), whereby pursuant to the terms and conditions of the Agreement, Pan Ocean shareholders will acquire six million (6,000,000) shares of the Company’s common stock, in order to become a wholly owned subsidiary of the Company. The closing of the transaction in the Agreement are contingent upon satisfaction of certain conditions listed in the Agreement.