Form 10-K
period 2014-04-30
Pan Ocean Container Supplies, Ltd.
filed 2014-08-13
CIK 1372167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10 - K

(Mark One)

[ x ]    ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Period year ended April 30, 2014

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

Pan Ocean Container Supplies, Ltd.

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

Large accelerated filer o Accelerated filer o

Non-accelerated filer o Smaller reporting company x

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes o  No X

The aggregate market value of Pan Ocean Container Supplies, Ltd.'s Common Stock owned by non-affiliates as of August 13, 2014 was nil .

Number of shares of each class of Pan Ocean Container Supplies, Ltd.'s capital stock outstanding as of August 13, 2014: 44,000,000 shares of common stock

 1

Pan Ocean Container Supplies Ltd.

FORM 10-K

For the Fiscal Year ended April 30, 2014

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

        Item 11.      Executive Compensation

        Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Item 13.       Exhibits and Financial Statements Schedules

        Item 14.      Principal Accountants Fees and Services

       Signatures

2

FORWARD LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K, OR THE "REPORT," ARE "FORWARD-LOOKING STATEMENTS." THESE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE  NOT LIMITED TO, STATEMENTS ABOUT THE PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS OF PAN OCEAN CONTAINER SUPPLIES LTD., A NEVADA CORPORATION AND OTHER STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT HISTORICAL FACTS. FORWARD-LOOKING STATEMENTS IN THIS REPORT OR HEREAFTER INCLUDED IN OTHER PUBLICLY AVAILABLE DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, OR THE "COMMISSION," REPORTS TO OUR SHAREHOLDERS AND OTHER PUBLICLY AVAILABLE STATEMENTS ISSUED OR RELEASED BY US INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE OUR ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS TO DIFFER FROM THE FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FUTURE RESULTS ARE BASED UPON MANAGEMENT'S BEST ESTIMATES BASED UPON CURRENT CONDITIONS AND THE MOST RECENT RESULTS OF OPERATIONS. WHEN USED IN THIS REPORT, THE WORDS "EXPECT," "ANTICIPATE," "INTEND," "PLAN," "BELIEVE," "SEEK," "ESTIMATE" AND SIMILAR EXPRESSIONS ARE GENERALLY INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS, BECAUSE THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS, INCLUDING OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS AND OTHER FACTORS.

PART I

Item 1.    Description of Business

Pan Ocean Container Supplies Ltd. formerly known as Nevaeh Enterprises Ltd, (“the Company”) was incorporated in the state of Nevada on June 15, 2006. The Company intends to operate as a software developer which will create a software interface which will integrate existing cellular phone devices with an automobile's existing navigation system in order to relay text or email message through an automobile's sound system or navigation display. The initial region we plan to market our website to is in major city centers in China. We currently have signed a contract with a local Chinese software programmer to create and develop our proposed user interface. We expect that we will have a working, beta stage software by the end of June 2015. We currently have not advanced beyond the business plan state from our inception until the date of this filing.  We anticipate that in order for us to begin commercialization and retail sale of our product, we will need to raise additional capital. We currently do not have any specific plans to raise these funds.

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

Risks associated with Pan Ocean Container Supplies Ltd.:

1. Our auditors have issued a going concern opinion. This means we may not be able to achieve our objectives and may have to suspend or cease operations. Our auditors have issued a going concern opinion on the financial statements for the years ended April 30, 2014 and 2013. This means that there is substantial doubt that we can continue as an ongoing business without additional financing and/or generating profits. If we are unable to do so, we will have to cease operations and you will lose your investment.

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

Item 1B:     Unresolved Staff Comments

None

Item 2:    Description of Property

The Company's headquarters and executive offices are located at 58 Dongcheng District, Beijing, China 100027. Our telephone number is 949-419-6588

Item 3:     Legal Proceedings

There are no existing, pending or threatened legal proceedings involving Pan Ocean Container Supplies Ltd., or against any of our officers or directors as a result of their involvement with the Company.

As of April 30, 2014 the Company does not retain a legal counsel.

Item 4:      Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fiscal period ended April 30, 2014.

Item 5:    Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

The Company's Common stock is not presently listed under any exchange. There is currently no active trading in our common stock and there has been no active trading.

As of April 30, 2014, there were approximately 30 stockholders of record of the Company's Common Stock.

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

There are no outstanding options or warrants or convertible securities to purchase our common equity.

The Company has never issued securities under and does not have any equity compensation plan.

Item 6:     Selected Financial Data

	As of	As of
	April 30, 2014	April 30, 2013
Balance Sheet
Total Assets	$4,051	$4,051
Total Liabilities	$61,705	$48,030
Stockholders’ Equity (Deficit)	$(57,654)	$(43,979)

	For the	For the
	Year ended	Year Ended
	April 30, 2014	April 30, 2013
Income Statement
Revenues	$ -	$ -
Total Expenses	$13,675	$21,575
Net Loss	($13,675)	($21,575)

Item 7:     Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis provides information which management of Pan Ocean Container Supplies Ltd. (the "Company") believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report.

Overview

Pan Ocean Container Supplies Ltd. was incorporated in the state of Nevada on June 15, 2006. The Company intends to operate as a software developer which will create a software interface which will integrate existing cellular phone devices with an automobile's existing navigation system in order to relay text or email message through an automobile's sound system or navigation display. The initial region we plan to market our website to is in major city centers in China. We currently have signed a contract with a local Chinese software programmer to create and develop our proposed user interface. We expect that we will have a working, beta stage software by the end of June 2015. We currently have not advanced beyond the business plan state from our inception until the date of this filing.  We anticipate that in order for us to begin commercialization and retail sale of our product, we will need to raise additional capital. We currently do not have any specific plans to raise these funds.

Results of Operations

Revenues

There were no revenues generated for the fiscal period ended April 30, 2014 and no revenues have been earned by the Company since it's inception.

General & Administrative Expenses

General and administrative expenses totaled $13,675 for the fiscal year ended April 30, 2014. This is compared to general and administrative expenses totaling $21,575 for the fiscal year ended April 30, 2013. This decrease in general and administrative expenses is largely attributed to a decrease in professional fees.

We experienced a net loss of $13,675 for the fiscal year ended April 30, 2014 compared to a net loss of $21,575 for the fiscal year ended April 30, 2013.

Liquidity and Capital Resources

As of April 30, 2014, the Company had cash of $4,051. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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

Item 8:    Financial Statements

The Company's consolidated financial statements, together with the report thereon for the fiscal year ending April 30, 2014 are included elsewhere herein, beginning on Page F-1. Please refer to Page F-1 of this report for a list of Financial Statements.

Item 9A: Controls and Procedures

1. Evaluation of Disclosure Controls and Procedures:

Based on an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13 (a) - 15 (e) under the Securities Exchange Act of 1943, as amended (the "Exchange Act") as of April 30 2014, the end of the period covered by this Annual Report on Form 10-K (the "Evaluation Date"), conducted under the supervision of and with the participation of the Company's executive, have concluded that the Company's disclosure controls and procedures, which are designed to ensure that information required to be disclosed by the Company in the report that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the chief executive and financial officer as appropriate to allow timely decisions regarding required disclosures are effective as of the Evaluation Date.

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

The Company's management, under the supervision of the chief executive and financial officer, assessed the effectiveness of the Company's internal control over financial reporting as of April 30, 2013. Based on its assessment, management believes that as of April 30, 2014, the Company's internal control over financial reporting was effective.

3. Changes in Internal Controls over Financial Reporting:

During the Company's last fiscal quarter of 2014 (the fourth fiscal quarter), there were no changes in the Company's internal control over financial reporting (as defined in Rules 13 (a) - 15 (f) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The name, age, and position of our present officers and directors are set forth below:

Name	Age	Position Held
Qi Tang	37	President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Treasurer, Secretary, and Director

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

SECTION 16(A) BENEFICIAL OWNER REPORTING COMPLIANCE

Section 16(a) of the Securities and Exchange Act of 1934 requires that the Company's directors, executive officers, and persons who own more than 10% of registered class of the Company's equity securities, or file with the Securities and Exchange Commission (SEC), initial reports of ownership and report of changes in ownership of common stock and other equity securities of the Company. Officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. As of the fiscal year ending April 30, 2014, Form 3 reports were not timely filed by Qi Tang, the Company's President.

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

Summary Compensation Table
					Long Term Compensation
	Annual Compensation				Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position (1)	Year	Salary($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARSs (#)	LTIP Payouts ($)	All Other Compensation ($)
Qi Tang	2014	0	0	0	0	0	0	0
Qi Tang	2013	0	0	0	0	0	0	0
Qi Tang	2012	0	0	0	0	0	0	0
Qi Tang	2011	0	0	0	0	0	0	0
President, Treasurer, Secretary, and Director	2010	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0

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

1) Audit Fees

The aggregate fees billed for the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory engagements for those fiscal years was:

April 30, 2014 - $2,000 Jimmy P. Lee, CPA, P.C.

April 30, 2013 - $1,000 Jimmy P. Lee, CPA, P.C.

2) Audit - Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported in the preceding paragraph:

April 30, 2014 - $0 Jimmy P. Lee, CPA, P.C.

April 30, 2013 - $0 Jimmy P. Lee, CPA, P.C.

3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

April 30, 2014 - $0          Jimmy P. Lee, CPA, P.C.

April 30, 2013 - $0          Jimmy P. Lee, CPA, P.C.

4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

April 30, 2014 - $0         Jimmy P. Lee, CPA, P.C.

April 30, 2013 - $0         Jimmy P. Lee, CPA, P.C.

12

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of August, 2014.

Pan Ocean Container Supplies Ltd.

(Registrant)

By: /s/ Qi Tang

Qi Tang

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Qi Tang	President, CEO, Secretary, Treasurer and Director	August 13, 2014
Qi Tang

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheets for the fiscal year ended April 30, 2014 and period ended April 30, 2013                                                                              F-2

Statements of Operations for the fiscal year ended April 30, 2014 and period ended April 30, 2013                                                               F-3

Statements of Cash Flows for the fiscal year ended April 30, 2014 and period ended April 30, 2013                                                             F-4

Statements of Shareholder's Equity (Deficit)                                                                                                                                                 F-5

Notes to Financial Statements                                                                                                                                                                     F-6

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Pan Ocean Container Supplies Ltd. f/k/a Nevaeh Enterprises Ltd

We have audited the accompanying balance sheets of Pan Ocean Container Supplies Ltd. f/k/a Nevaeh Enterprises Ltd. as of April 30, 2014 and 2013, and the related statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended April 30, 2014, and for the period from June 15, 2006 (inception) to April 30, 2014. Pan Ocean Container Supplies Ltd. f/k/a Nevaeh Enterprises Ltd’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pan Ocean Container Supplies Ltd. f/k/a Nevaeh Enterprises Ltd as of April 30, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2014, and for the period from June 15, 2006 (inception) to April 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred accumulated deficits of $76,654 as of April 30, 2014. The Company incurred a net loss of $13,675 and $21,575 for the years ended April 30, 2014 and 2013, respectively. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Jimmy P. Lee, CPA PC

Astoria, NY

August 11, 2014

Pan Ocean Container Supplies, Ltd.
Formerly Known as Neveah Enterprises Ltd.
(A Development Stage Company)
Balance Sheets

		As of April 30,	As of April 30,
		2014	2013

	ASSETS
Current Assets
Cash and Cash Equivalents		$ 4,051	4,051

TOTAL CURRENT ASSETS

TOTAL ASSETS		$ 4,051	4,051

	LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Liabilities		$ 61,705	48,030

TOTAL CURRENT LIABILITIES		61,705	48,030

COMMITMENTS (Note 4)

Stockholders' Equity
Common Stock
Authorized:
500,000,000 common shares at $0.001 par value
Issued and outstanding:
44,000,000 common shares		44,000	44,000

Additional paid-in capital		(25,000)	(25,000)

(Deficit) accumulated during the development stage		(76,654)	(62,979)

TOTAL STOCKHOLDERS' EQUITY		(57,654)	(43,979)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$ 4,051	4,051

The accompanying notes are an integral part of the consolidated financial statements.

Pan Ocean Container Supplies, Ltd.
Formerly Known as Neveah Enterprises Ltd.
(A Development Stage Company)
Statements of Operations

					From June 15, 2006
	For the Three Months Ended		For the Year Ended	For the Year Ended	(Inception) to
	`April 30	`April 30	April 30,	April 30,	April 30,
	2014	2013	2014	2013	2014

General and Administration Expenses
Filing Fees	$ -	$ -	$ 420		1,414
Legal Fees	$ 8,740		8,740		8,740
Professional Fees	2,965	7,955	4,515	21,575	65,867
Bank charges and interest	-	-	-		633

Operating loss	11,705	7,955	13,675	21,575	76,654

Net (loss) for the period	$ (11,705)	$ (7,955)	$ (13,675)	(21,575)	(76,654)

Net (loss) per share
Basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Number of Common Shares Outstanding
Basic and diluted	44,000,000	44,000,000	44,000,000	44,000,000

The accompanying notes are an integral part of the consolidated financial statements.

Pan Ocean Container Supplies, Ltd.
Formerly Known as Neveah Enterprises Ltd.
(A Development Stage Company)
Statements of Cash Flows

				From June 15, 2006
	For the Year Ended		For the Year Ended	(Inception) to
	April 30,		April 30,	April 30,
	2014		2013	2014

Operating Activities
Net (loss) for the period	$ (13,675)		(21,575)	(76,654)
Changes in non-cash working capital items
Accounts Payable and Accrued Liabilities	13,675		21,575	61,705
Cash used in operating activities	-		-	(14,949)

Financing Activities
Cash received for shares issued	-		-	44,000
Additional Paid-in Capital				(25,000)
Cash provided by financing activities	-		-	19,000

Cash increase (decrease) during the Period	-	-	-	4,051

Cash, Beginning of Period	4,051	-	4,051	-
Cash, End of Period	4,051		4,051	4,051

The accompanying notes are an integral part of the consolidated financial statements.

Pan Ocean Container Supplies, Ltd.
Formerly Known as Neveah Enterprises Ltd.
(A Development Stage Company)
Statement of Changes in Stockholders’ Equity (Deficit)
From June 15, 2006 (Inception Date) to April 30, 2014
				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Common stock issued for cash:
- at $0.000125 per share, August 1, 2006	32,000,000	$ 32,000	$(28,000)		$ 4,000

Comprehensive income (loss)
- Net Loss for the period from Inception June 15, 2006 to April 30, 2007				(1,734)	(1,734)

Balance, as at April 30, 2007	32,000,000	$ 32,000	$(28,000)	$ (1,734)	$ 2,266

Comprehensive income (loss)
- Net Loss for the year ended April 30, 2008				(5,412)	(5,412)

Balance, as at April 30, 2008	32,000,000	$32,000	$(28,000)	(7,146)	$(3,146)

Common stock issued for cash:	12,000,000	12,000	3,000		15,000
- at $0.00125 per share April 30, 2009

Comprehensive income (loss)
- Net Loss for the year ended April 30, 2009				(4,977)	(4,977)

Balance, as at April 30, 2009	44,000,000	$44,000	$(25,000)	(12,123)	$6,877

Comprehensive income (loss)
- Net Loss for the year ended April 30, 2010				(4,681)	(4,681)

Balance, as at April 30, 2010	44,000,000	$44,000	$(25,000)	(16,804)	$2,196

Comprehensive income (loss)
- Net Loss for the year ended April 30, 2011				(4,300)	(4,300)

Balance, as at April 30, 2011	44,000,000	$44,000	$(25,000)	(21,104)	$(2,104)

Comprehensive income (loss)
- Net Loss for the year ended April 30, 2012				(20,300)	(20,300)

Balance, as at April 30, 2012	44,000,000	$44,000	$(25,000)	(41,404)	$(22,404)

Comprehensive income (loss)
- Net Loss for the year ended April 30, 2013				(21,575)	(21,575)

Balance, as at April 30, 2013	44,000,000	$44,000	$(25,000)	(62,979)	$(43,979)

Comprehensive income (loss)
- Net Loss for the year ended April 30, 2014				(13,675)	(13,675)

Balance, as at April 30, 2014	44,000,000	$44,000	$(25,000)	(76,654)	$(57,654)

The accompanying notes are an integral part of the consolidated financial statements.

PAN OCEAN CONTAINER SUPPLES, LTD.

F/K/A NEVAEH ENTERPRISES LTD.

(A Development Stage Company)

Notes to the Financial Statements

For the Year Ended April 30, 2014

1. Nature and Continuance of Operations

Pan Ocean Container Supplies, Ltd formerly known as Nevaeh Enterprises Ltd. (the “Company”) is a development stage company which was incorporated in the State of Nevada, United States of America on June 15, 2006. The Company intends to operate as a software developer which will create a software interface which will integrate existing cellular phone devices with an automobile's existing navigation system in order to relay text or email message through an automobile's sound system or navigation display.

These financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $76,654 since inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to continue to provide for its working capital needs by seeking loans from its shareholders. These financial statements do not include any adjustments to the recoverability and classification of assets, or the amount and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

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

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported net income or losses.

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

Basic and Diluted Net Loss Per Share

In accordance with FASB Topic 260, "Earnings Per Share', the basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As at April 30, 2014, diluted net loss per share is equivalent to basic net loss per share.

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

The Company did not grant any stock options during the period ended April 30, 2014.

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

The Company has no elements of "other comprehensive income" during the period ended April 30, 2014.

Advertising Expenses

The company expenses advertising costs as incurred. There was no advertising expense incurred by the company during the period ended April 30, 2014.

New Accounting Standards

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this Update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.

The Company believes that there were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

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

On June 20, 2006, the management of the Company signed a software design contract with Zhou Li Hong, an independent software designer to create and develop a software design for the Company. In consideration, the Company agreed to pay Mr. Zhou a fixed fee of $8,000, which is due upon the completion of the beta phase of the website. Management expects the beta phase of the software to be complete by the end of June 2015.

-

5.	RELATED PARTIES TRANSACTIONS

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