Form 10-Q
period 2014-07-31
Pan Ocean Container Supplies, Ltd.
filed 2014-09-09
CIK 1372167

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _____________________

Commission File No. 333-144681

Pan Ocean Container Supplies, Ltd.

(Name of small business issuer in its charter)

Nevada

(State of Incorporation)

N/A

(I.R.S. Employer Identification No.)

58 Dongcheng District, Beijing, China 100027

(Address of principal executive offices)

949-419-6588

(Registrant's telephone number, including area code)

Neveah Enterprises Ltd.

(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.045 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes_ No X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer __

Accelerated filer __

Non-accelerated filer __

Small Reporting Company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes_ No X

The number of shares outstanding of the Registrant's common stock, par value $.001 per share, at September 9, 2014 was 44,000,000 shares.

Transitional Small Business Disclosure Format Yes_ No X

Part I - FINANCIAL INFORMATION

Pan Ocean Container Supplies, Ltd.
Formerly Known as Neveah Enterprises Ltd.
(A Development Stage Company)
Balance Sheets

		As of July 31,	As of April 30,
		2014	2014 (Audited)

	ASSETS
Current Assets
Cash and Cash Equivalents		$ 4,051	$ 4,051

TOTAL CURRENT ASSETS

TOTAL ASSETS		$ 4,051	$ 4,051

	LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Liabilities		$ 66,800	$ 61,705

TOTAL CURRENT LIABILITIES		66,800	61,705

COMMITMENTS (Note 4)

Stockholders' Equity
Common Stock
Authorized:
500,000,000 common shares at $0.001 par value
Issued and outstanding:
44,000,000 common shares		44,000	44,000

Additional paid-in capital		(25,000)	(25,000)

(Deficit) accumulated during the development stage		(81,749)	(76,654)

TOTAL STOCKHOLDERS' EQUITY		(62,749)	(57,654)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$ 4,051	$ 4,051

The accompanying notes are an integral part of the consolidated financial statements.

Pan Ocean Container Supplies, Ltd.
Formerly Known as Neveah Enterprises Ltd.
(A Development Stage Company)
Statements of Operations

					From June 15, 2006
	For 3 months Ended	For 3 months Ended	For the Year Ended	For the Year Ended	(Inception) to
	July 31,	July 31,	July 31,	July 31,	July 31,
	2014	2013	2014	2013	2014

General and Administration Expenses
Filing Fees	$ -		$ 420		1,414
Legal Fees	4,345		8,740		13,085
Professional Fees	750	-	4,515	21,575	66,617
Bank charges and interest	-		-		633

Operating loss	5,095	-	13,675	21,575	81,749

Net (loss) for the period	$ (5,095)	0	$ (13,675)	(21,575)	(81,749)

Net (loss) per share
Basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Number of Common Shares Outstanding
Basic and diluted	44,000,000	44,000,000	5,500,000	5,500,000

The accompanying notes are an integral part of the consolidated financial statements.

Pan Ocean Container Supplies, Ltd.
Formerly Known as Neveah Enterprises Ltd.
(A Development Stage Company)
Statements of Cash Flows

				From June 15, 2006
	For 3 months Ended		For 3 months Ended	(Inception) to
	July 31,		July 31,	July 31,
	2014		2013	2014

Operating Activities
Net (loss) for the period	$ (5,095)		-	(81,749)
Changes in non-cash working capital items
Accounts Payable and Accrued Liabilities	5,095		-	66,800
Cash used in operating activities	-		-	(14,949)

Financing Activities
Cash received for shares issued	-		-	44,000
Additional Paid-in Capital				(25,000)
Cash provided by financing activities	-		-	19,000

Cash increase (decrease) during the Period	-	-	-	4,051

Cash, Beginning of Period	4,051	-	4,051	-
Cash, End of Period	4,051		4,051	4,051

The accompanying notes are an integral part of the consolidated financial statements.

NEVAEH ENTERPRISES LTD.

(A Development Stage Company)

Notes to the Financial Statements

For the Three Months Ended July 31, 2014

(Unaudited)

1. NATURE AND CONTINUANCE OF OPERATIONS

The Company is a development stage company which was incorporated in the State of Nevada, United States of America on June 15, 2006. The Company’s initial business plan was to commence operations as a developer of aftermarket electronic accessories for motor vehicles.

These financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $81,749 since inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to continue to provide for its working capital needs by seeking loans from its shareholders. These financial statements do not include any adjustments to the recoverability and classification of assets, or the amount and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

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

The financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Interim Financial Statements

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended April 30, 2014, included in the Company’s Form 10-K filed on August 13, 2014. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three ended July 31, 2014 are not necessarily indicative of the results to be expected for any other interim period of a future year.

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

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with maturities of three months or less when purchased. As at July 31, 2014, there were cash equivalents value $4,051.

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

Basic and Diluted Net Loss Per Share

In accordance with FASB Topic 260, "Earnings Per Share', the basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As at July 31, 2014, diluted net loss per share is equivalent to basic net loss per share.

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

The Company did not grant any stock options during the period ended July 31, 2014.

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

The Company has no elements of "other comprehensive income" during the period ended July 31, 2014.

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

On July 10, 2014, the Company effected an 8-for-1 forward stock split of the Company’s issued and outstanding shares of common stock (the “Forward Stock Split”). All references to number of shares and per share amounts included in the financial statements and the accompanying notes have been adjusted to reflect the Forward Stock Split retroactively.

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

7. LOAN PAYABLE

The Company from time to time has borrowed funds from or has received services from a financial corporation for operating purposes. As of July 31, 2014 the Company owed the financial corporation $66,800. These amounts bear no interest, are not collateralized, and are due on demand.

8. SUBSEQUENT EVENTS

On July 10, 2014, the Company effected an 8-for-1 forward stock split of the Company’s issued and outstanding shares of common stock (the “Forward Stock Split”). The par value and number of authorized shares of the common stock remained unchanged. All references to number of shares and per share amounts included in the financial statements and the accompanying notes have been adjusted to reflect the Forward Stock Split retroactively.

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

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated, references in this Quarterly Report on Form 10-Q to “we,” “us,” and “our” are to the Company, unless the context requires otherwise. The following discussion and analysis by our management of our financial condition and results of operations should be read in conjunction with our unaudited condensed interim financial statements and the accompanying related notes included in this quarterly report and our audited financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended April 30, 2014 filed with the Securities and Exchange Commission.

Cautionary Statement Regarding Forward-Looking Statements

This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act, and we intend that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. Any such forward-looking statements would be contained principally in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities and the effects of regulation. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions.

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in greater detail in “Risk Factors” in our Annual Report on Form 10-K for the year ended April 30, 2014 filed with the Securities and Exchange Commission. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits to the report completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Additional information concerning these and other risks and uncertainties is contained in our filings with the Securities and Exchange Commission, including the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended April 30, 2014.

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

COMPANY OVERVIEW

Pan Ocean Container Supplies, Ltd. was incorporated in the state of Nevada on June 15, 2006. Our initial business plan was to operate as a software developer which will create a software interface which will integrate existing cellular phone devices with an automobile's existing navigation system in order to relay text or email message through an automobile's sound system or navigation display. On July 10, 2014 , we executed an agreement with the Pan Ocean (China) (the “Agreement”), whereby pursuant to the terms and conditions of the Agreement, Pan Ocean (China) shareholders will acquire six million (6,000,000) shares of our common stock, in order to become a wholly owned subsidiary. The closing of the transaction in the Agreement are contingent upon satisfaction of certain conditions listed in the Agreement.

RESULTS OF OPERATIONS

We have not generated any revenues for the three months ended July 31, 2014.

We incurred general and administration expenses of $5,095 for the three months ended July 31, 2014, compared to general and administration expenses of $nil for the three months ended July 31, 2013. The increase in expenses is a result of an increase in professional expenses.

For the three months ended July 31, 2014, we incurred a net loss of $5,095.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2014, we had assets of $4,051 and liabilities of $66,800. During the three month period ended July 31, 2014, the Company satisfied its working capital needs from loans payable to financial corporation.

As of July 31, 2014, we had cash on hand in the amount of $ 4,051. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve-month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain more future loans from our shareholders, but there are no agreements or understandings in place currently.

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

Related Party Transactions

Our sole officer and director, Mr. Qi Tang, has in his receipt, the funds of $15,000 related the capital stock issuance on January 1, 2009. The amount of the $15,000 was applied against our loan owing to Mr. Tang of $10,949. Accordingly, $4,051 of funds remains from the proceeds from the share issuance. These funds are in his safe custody pending the opening of a company bank account.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3: QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

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

As of July 31, 2014, the end of the three month period year covered by this report, our president (our principal executive officer, principal accounting officer and principal financial officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal accounting officer and principal financial officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Changes In Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended July 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None

ITEM 3: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

None

ITEM 6: EXHIBITS

Exhibit No.	Exhibit Description
31.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

(

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

September 9, 2014

/s/ Qi Tang__________________

Mr. Qi Tang, , Chief Executive Officer &
President and Principal Financial
and Accounting Officer