Form 10-Q
period 2014-10-31
Pan Ocean Container Supplies, Ltd.
filed 2014-12-03
CIK 1372167

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

or

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

[X]Yes [ ]No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.045 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[X]Yes [ ]No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]

Accelerated filer [ ]

Non-accelerated filer [ ]

Small Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ]Yes [X]No

The number of shares outstanding of the Registrant's common stock, par value $.001 per share, at December 2, 2014 was 44,000,000 shares.

Transitional Small Business Disclosure Format

[X]Yes [ ]No

Part I - FINANCIAL INFORMATION

Pan Ocean Container Supplies, Ltd.
Formerly Known as Neveah Enterprises Ltd.
(A Development Stage Company)
Balance Sheets

		As of October 31,	As of April 30,
		2014	2014

	ASSETS
Current Assets
Cash and Cash Equivalents		$ 4,051	$ 4,051

TOTAL CURRENT ASSETS

TOTAL ASSETS		$ 4,051	$ 4,051

	LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Liabilities		$ 72,417	$ 61,705

TOTAL CURRENT LIABILITIES		72,417	61,705

COMMITMENTS (Note 4)

Stockholders' Equity
Common Stock
Authorized:
500,000,000 common shares at $0.001 par value
Issued and outstanding:
44,000,000 common shares		44,000	44,000

Additional paid-in capital		(25,000)	(25,000)

(Deficit) accumulated during the development stage		(87,366)	(76,654)

TOTAL STOCKHOLDERS' EQUITY		(68,366)	(57,654)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$ 4,051	$ 4,051

The accompanying notes are an integral part of the consolidated financial statements.

Pan Ocean Container Supplies, Ltd.
Formerly Known as Neveah Enterprises Ltd.
(A Development Stage Company)
Statements of Operations

					From June 15, 2006
	For Three months Ended	For Three months Ended	For Six months Ended	For Six months Ended	(Inception) to
	October 31,	October 31,	October 31,	October 31,	October 31,
	2014	2013	2014	2013	2014

General and Administration Expenses
Filing Fees	$ -	420	$ -	420	1,414
Legal Fees			4,345		13,085
Professional Fees	5,617	1,550	6,367	1,550	72,234
Bank charges and interest	-		-		633

Operating loss	5,617	1,970	10,712	1,970	87,366

Net (loss) for the period	$ (5,617)	(1,970)	$ (10,712)	(1,970)	(87,366)

Net (loss) per share
Basic and diluted	0.00	0.00	0.00	0.00

Weighted Average Number of Common Shares Outstanding
Basic and diluted	44,000,000	44,000,000	44,000,000	44,000,000

The accompanying notes are an integral part of the consolidated financial statements.

Pan Ocean Container Supplies, Ltd.
Formerly Known as Neveah Enterprises Ltd.
(A Development Stage Company)
Statements of Cash Flows

			From June 15, 2006
	For Six months Ended	For Six months Ended	(Inception) to
	October 31,	October 31,	October 31,
	2014	2013	2014

Operating Activities
Net (loss) for the period	$ (10,712)	-	(87,366)
Changes in non-cash working capital items
Accounts Payable and Accrued Liabilities	10,712	-	72,417
Cash used in operating activities	-	-	(14,949)

Financing Activities
Cash received for shares issued	-	-	44,000
Additional Paid-in Capital			(25,000)
Cash provided by financing activities	-	-	19,000

Cash increase (decrease) during the Period	-	-	4,051

Cash, Beginning of Period	4,051	4,051	-
Cash, End of Period	4,051	4,051	4,051

The accompanying notes are an integral part of the consolidated financial statements.

NEVAEH ENTERPRISES LTD.

(A Development Stage Company)

Notes to the Financial Statements

For the Six Months Ended October 31, 2014

(Unaudited)

1. NATURE AND CONTINUANCE OF OPERATIONS

The Company is a development stage company which was incorporated in the State of Nevada, United States of America on June 15, 2006. The Company’s initial business plan was to commence operations as a developer of aftermarket electronic accessories for motor vehicles.

These financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $87,366 since inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to continue to provide for its working capital needs by seeking loans from its shareholders. These financial statements do not include any adjustments to the recoverability and classification of assets, or the amount and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

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

The financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Interim Financial Statements

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended April 30, 2014, included in the Company’s Form 10-K filed on August 13, 2014. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the six months ended October 31, 2014 are not necessarily indicative of the results to be expected for any other interim period of a future year.

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

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with maturities of three months or less when purchased. As at October 31, 2014, there were cash equivalents value $4,051.

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

Basic and Diluted Net Loss Per Share

In accordance with FASB Topic 260, "Earnings Per Share', the basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As at October 31, 2014, diluted net loss per share is equivalent to basic net loss per share.

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

The Company did not grant any stock options during the period ended October 31, 2014.

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

The Company has no elements of "other comprehensive income" during the period ended October 31, 2014.

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

On October 10, 2014, the Company effected an 8-for-1 forward stock split of the Company’s issued and outstanding shares of common stock (the “Forward Stock Split”). All references to number of shares and per share amounts included in the financial statements and the accompanying notes have been adjusted to reflect the Forward Stock Split retroactively.

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

7. LOAN PAYABLE

The Company from time to time has borrowed funds from or has received services from a financial corporation for operating purposes. As of October 31, 2014 the Company owed the financial corporation $72,417. These amounts bear no interest, are not collateralized, and are due on demand.

8. SUBSEQUENT EVENTS

On October 10, 2014, the Company effected an 8-for-1 forward stock split of the Company’s issued and outstanding shares of common stock (the “Forward Stock Split”). The par value and number of authorized shares of the common stock remained unchanged. All references to number of shares and per share amounts included in the financial statements and the accompanying notes have been adjusted to reflect the Forward Stock Split retroactively.

On October 10, 2014 , Pan Ocean Container Supplies Co., Ltd. (“Pan Ocean”) have executed an agreement with the Company (the “Agreement”), whereby pursuant to the terms and conditions of the Agreement, Pan Ocean shareholders will acquire six million (6,000,000) shares of the Company’s common stock, in order to become a wholly owned subsidiary of the Company. The closing of the transaction in the Agreement are contingent upon satisfaction of certain conditions listed in the Agreement.

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

COMPANY OVERVIEW

Pan Ocean Container Supplies, Ltd. was incorporated in the state of Nevada on June 15, 2006. Our initial business plan was to operate as a software developer which will create a software interface which will integrate existing cellular phone devices with an automobile's existing navigation system in order to relay text or email message through an automobile's sound system or navigation display. On October 10, 2014, we executed an agreement with the Pan Ocean (China) (the “Agreement”), whereby pursuant to the terms and conditions of the Agreement, Pan Ocean (China) shareholders will acquire six million (6,000,000) shares of our common stock, in order to become a wholly owned subsidiary. The closing of the transaction in the Agreement are contingent upon satisfaction of certain conditions listed in the Agreement.

RESULTS OF OPERATIONS

We have not generated any revenues for the six months ended October 31, 2014.

We incurred general and administration expenses of $10,712 for the six months ended October 31, 2014, compared to general and administration expenses of $1,970 for the six months ended October 31, 2013. The increase in expenses is a result of an increase in professional expenses and legal fees.

For the six months ended October 31, 2014, we incurred a net loss of $10,712.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2014, we had assets of $4,051 and liabilities of $72,417. During the six month period ended October 31, 2014, the Company satisfied its working capital needs from loans payable to financial corporation.

As of October 31, 2014, we had cash on hand in the amount of $ 4,051. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve-month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain more future loans from our shareholders, but there are no agreements or understandings in place currently.

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

As of October 31, 2014, the end of the six month period year covered by this report, our president (our principal executive officer, principal accounting officer and principal financial officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal accounting officer and principal financial officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Changes In Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended October 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

December 2, 2014

/s/ Qi Tang__________________

Mr. Qi Tang, , Chief Executive Officer &
President and Principal Financial
and Accounting Officer