Form 10-Q/A
period 2014-10-31
Pan Ocean Container Supplies, Ltd.
filed 2015-01-07
CIK 1372167

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

[ ]Yes [X]No

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

[ ]Yes [X]No

The number of shares outstanding of the Registrant's common stock, par value $.001 per share, at December 18, 2014 was 44,000,000 shares.

Transitional Small Business Disclosure Format

[X]Yes [ ]No

Explanatory Note:

This Amendment No. 1 on Form 10-Q/A amends our Form 10-Q for the quarter ended October 31, 2014, initially filed with the Securities and Exchange Commission on December 3, 2014 (the “Original 10-Q”).This Form 10-Q/A includes certain amendments to the financial statements and in the notes to the financial statements.

Part I - FINANCIAL INFORMATION

Pan Ocean Container Supplies, Ltd.
Formerly Known as Neveah Enterprises Ltd.
(A Development Stage Company)
Balance Sheets

		As of October 31,	As of April 30,
		2014 (Unaudited)	2014 (Audited)

	ASSETS
Current Assets
Cash and Cash Equivalents		$ 4,051	$ 4,051

TOTAL CURRENT ASSETS

TOTAL ASSETS		$ 4,051	$ 4,051

	LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Convertible Note Payable (Note 6)		$ 73,117	$ 61,705

TOTAL CURRENT LIABILITIES		73,117	61,705

COMMITMENTS (Note 4)

Stockholders' Equity
Common Stock
Authorized:
500,000,000 common shares at $0.001 par value
Issued and outstanding:
44,000,000 common shares		44,000	44,000

Additional paid-in capital		(25,000)	(25,000)

(Deficit) accumulated during the development stage		(88,066)	(76,654)

TOTAL STOCKHOLDERS' EQUITY		(69,066)	(57,654)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$ 4,051	$ 4,051

The accompanying notes are an integral part of the consolidated financial statements.

Pan Ocean Container Supplies, Ltd.
Formerly Known as Neveah Enterprises Ltd.
(A Development Stage Company)
Statements of Operations (Unaudited)

					From June 15, 2006
	For Three months Ended	For Three months Ended	For Six months Ended	For Six months Ended	(Inception) to
	October 31,	October 31,	October 31,	October 31,	October 31,
	2014	2013	2014	2013	2014

General and Administration Expenses
Filing Fees	$ -	-	$ -		994
Legal Fees			4,345		13,085
Professional Fees	6,317	1,970	7,067	3,325	73,354
Bank charges and interest	-		-		633

Operating loss	6,317	1,970	11,412	3,325	88,066

Net (loss) for the period	$ (6,317)	(1,970)	$ (11,412)	(3,325)	(88,066)

Net (loss) per share
Basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Number of Common Shares Outstanding
Basic and diluted	44,000,000	44,000,000	44,000,000	44,000,000

The accompanying notes are an integral part of the consolidated financial statements.

Pan Ocean Container Supplies, Ltd.
Formerly Known as Neveah Enterprises Ltd.
(A Development Stage Company)
Statements of Cash Flows (Unaudited)

			From June 15, 2006
	For Six months Ended	For Six months Ended	(Inception) to
	October 31,	October 31,	October 31,
	2014	2013	2014

Operating Activities
Net (loss) for the period	$ (11,412)	(3,325)	(88,066)
Changes in non-cash working capital items
Accounts Payable and Accrued Liabilities	11,412	3,325	73,117
Cash used in operating activities	-	-	(14,949)

Financing Activities
Cash received for shares issued	-	-	44,000
Additional Paid-in Capital			(25,000)
Cash provided by financing activities	-	-	19,000

Cash increase (decrease) during the Period	-	-	4,051

Cash, Beginning of Period	4,051	4,051	-
Cash, End of Period	4,051	4,051	4,051

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

These financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $ 88,066 since inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to continue to provide for its working capital needs by seeking loans from its shareholders. These financial statements do not include any adjustments to the recoverability and classification of assets, or the amount and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

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

New Accounting Standards

In August 2014, the Financial Accounting Standards Board issued ASU No. 2014-15, Presentation of Financial Statements— Going Concern (Subtopic 205-40). This standard is intended to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The amendments contained in this ASU apply to all companies and not-for-profit organizations. The amendments are effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. The Company is currently assessing this ASU’s impact on the Company’s consolidated results of operations and financial condition.

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

5. RELATED PARTY TRANSACTIONS

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

6. CONVERTIBLE NOTE PAYABLE

On October 31, 2014, the Company entered into a Line of Credit agreement with Fusion Business Group Inc. The agreement provides for a line of credit of $100,000.00 available for working capital purposes.  The credit line bears no interest and is payable on demand.  The loan may also be forgiven conversion into common shares at an exercise price of $0.10 per share upon. The conversion would require mutual consent by both parties to allow the debt holder to convert into common shares. As of October 31, 2014, the Company has a balance of $73,117 on the line of credit account with Fusion Business Group Inc.

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

On July 10, 2014, we executed an agreement with the Pan Ocean (China) (the “Agreement”), whereby pursuant to the terms and conditions of the Agreement, Pan Ocean (China) shareholders will acquire six million (6,000,000) shares of our common stock, in order to become a wholly owned subsidiary. The closing of the transaction in the Agreement are contingent upon satisfaction of certain conditions listed in the Agreement.

RESULTS OF OPERATIONS

We have not generated any revenues for the six months ended October 31, 2014.

We incurred general and administration expenses of $11,412 for the six months ended October 31, 2014, compared to general and administration expenses of $3,325 for the six months ended October 31, 2013. The increase in expenses is a result of an increase in professional expenses and legal fees.

For the six months ended October 31, 2014, we incurred a net loss of $11,412.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2014, we had assets of $4,051 and liabilities of $ 73,117. During the six month period ended October 31, 2014, the Company satisfied its working capital needs from loans payable to financial corporation.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5: OTHER INFORMATION

None

ITEM 6: EXHIBITS

Exhibit No.	Exhibit Description
31.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1* 99	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Additional exhibits – Line of Credit Promissory Note
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

January 6, 2015

/s/ Qi Tang__________________

Mr. Qi Tang, , Chief Executive Officer &
President and Principal Financial
and Accounting Officer