Form 10-K/A
period 2015-04-30
Pan Ocean Container Supplies, Ltd.
filed 2015-08-24
CIK 1372167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

None.

 EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K/A (this “First Amendment”) is being filed by Pan Ocean Container Supplies Ltd. (the “Company”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2015, which was originally filed with the Securities and Exchange Commission (the “SEC”) on August 13, 2015 (the “Original Form 10-K”).

The Company is filing this Amendment for the purpose of updating and restating the information under Part I, “Item 1. Description of Business”.

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

PART I

Item 1.    Description of Business

Pan Ocean Container Supplies Ltd., (the “Company”) was incorporated in the state of Nevada on June 15, 2006. The Company intends to operate as a shipping container manufacturer to be based in China, which will sell or lease its containers to multi-national corporations that are involved with the world wide transportation of commercial and consumer goods. Secondary activities that will support our operations will include the research and development of new shipping container products. The Company is also planning on implementing the most modern manufacturing concept of shipping container production with a high quality product assurance system.

Through China, we will be situated within a growing shipping industry, as well as having port access to international markets. We intend to take advantage of China’s expanding economy and international exposure, in order to become a world leader in shipping container manufacturing.

Principal Products or Services and Their Markets

We intend to commence operations as a shipping container manufacturer, which will produce a variety of containers as to meet the needs and requirements of multi-national transportation corporations. These include but are not limited to: lightweight containers, cold chain containers, non-standard multipurpose containers and second-generation intelligent port use containers. Additionally, we also looking to offer custom and personalized container solutions to our clients as to meet the varied and diverse needs of the transportation industry.

There are numerous advantages associated with the container shipping market, which make it an attractive method of transportation when compared against other alternatives.

Standardization: There is a significant degree of standardization in the transportation of shipping containers. Between competitors, containers are manufactured to share similar characteristics, which allows for them to be handled similarly around the world. This allows for synergies between specialized port equipment, ships, trucks, barges and wagons. The end result is that significant economies of scale can be realized, which helps keep container shipping costs low.

Velocity: The standardization of container shipping allows for the rapid and efficient transport of consumer goods. While other forms of cargo transport may have a turnaround of several weeks, a turnaround of under 24 hours can be achieved by container shipping. Furthermore, container ships can achieve sailing speeds that are greater than those of conventional freighter ships.

Flexibility: Container shipping is responsible for transporting a large amount of the world’s consumer goods. Consequently, shipping containers can, and must be, manufactured to meet a large variety of requirements. General-purpose containers are sufficient for most types of consumer goods. Refrigerated units are necessary for perishable goods, such as produce or seafood, while dry cargo containers may be necessary for oils and chemicals.

Warehousing: Shipping containers are self-contained enclosures, and are able to be stacked and stored with ease due to their rectangular shape. They can be stacked on container ships, trains and in the container yards of ports. As a result, each individual container serves as its own warehouse for the cargo inside. Warehouse infrastructure is freed up, which allows for an alternate allocation of resources and manpower.

Security: Shipping containers offer a level of security and privacy to their customers, of which it is difficult to be achieved by other transportation methods. Due to the standardization of shipping containers, it is impossible to know the contents of a container without physically opening up the container, or alternatively, referencing the serial number against the shipping manifesto. Each container has a unique serial number, which allows for the tracking of containers without the knowledge of the contents inside. Additionally, shipping containers are not opened during transport, and remain closed until arriving at their destination, thus limiting the exposure of their contents. Furthermore, as a variety of products are transported by container shipping, the nature of the cargo cannot be easily identified by would-be-thieves. When combined together, these characteristics create a safe and secure method of cargo transportation, which limits the opportunity for theft and loss.

Competition

Market concentration for shipping container manufacturers among the five largest companies is estimated to be approximately 63% of the market by TEU (Twenty foot equivalents). Typically, shipping multi-nationals will receive services from a number of container manufactures in order to best meet their needs.

Pricing, lease flexibility, reliability of our supplies, providing exceptional customer service and having high access to capital are the ways we can aggressively compete with our competitors. Our experienced team in this space, with in-depth knowledge of the products, and the industry will serve as a strong foundation for success.

Merger Agreement

On July 10, 2014, Pan Ocean Container Supplies Co Ltd. (“Pan Ocean Co.”) executed an agreement with our company, whereby pursuant to the terms and conditions of that Agreement, Pan Ocean Co. will acquire six million shares of our common stock and Pan Ocean Co. will be a wholly owned subsidiary of the Company.

On February 13, 2015, Mr. Davis Tang was appointed as the Pan Ocean Container Supplies Ltd’s Vice President of Sales. Davis will be overseeing the merger process for the Company.

Insurance

Currently, we have no insurance coverage.

Government Regulation

We are currently not subject to any government regulations.

Offices

The Company's headquarters and executive address is located at 58 Dongcheng District, Beijing, China 100027.

Our telephone number is 949-419-6588

Employees

We currently have one employee who is handling the marketing and sales for the company.

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

7. If we are not able to effectively respond to competition, our business may fail. There are many shipping container manufacturers that create products that are similar to our proposed business venture. Most of these competitors have established businesses with an established customer base. We will attempt to compete against these groups by offering a much higher quality product compared to our competitors’ products with a more customizable product. However, we cannot assure you that such a strategy will be successful, or that competitors will not copy our business strategy. Our inability to achieve sales and revenues due to competition will have an adverse effect on our business operations and financial condition.

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

15. Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results.It may be time consuming, difficult and costly for us to develop and implement the additional internal controls, processes and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal auditing and other finance staff in order to develop and implement appropriate additional internal controls, processes and reporting procedures.

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

Overview

Pan Ocean Container Supplies Ltd., (the “Company”) was incorporated in the state of Nevada on June 15, 2006. The Company intends to operate as a shipping container manufacturer to be based in China, which will sell or lease its containers to multi-national corporations that are involved with the transportation of commercial and consumer goods. Secondary activities that will support our operations will include the research and development of new shipping container products. The Company is also planning on implementing the most modern manufacturing concept of shipping container production with a high quality product assurance system.

Through China, we will be situated within a growing shipping industry, as well as having port access to international markets. We intend to take advantage of China’s expanding economy and international exposure, in order to become a world leader in shipping container manufacturing.

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

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 21st day of August, 2015.

Pan Ocean Container Supplies Ltd.

(Registrant)

By: /s/ Qi Tang

Qi Tang

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Qi Tang	President, CEO, Secretary, Treasurer and Director	August 21,, 2015
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

PAN OCEAN CONTAINER SUPPLIES, LTD.

F/K/A NEVAEH ENTERPRISES LTD.

Notes to the Financial Statements

For the Years Ended April 30, 2015 and 2014

1. ORGANIZATION AND OPERATIONS

Pan Ocean Container Supplies Ltd., (the “Company”) was incorporated in the state of Nevada on June 15, 2006. The Company intends to operate as a shipping container manufacturer to be based in China, which will sell or lease its containers to multi-national corporations that are involved with the transportation of commercial and consumer goods. Secondary activities that will support our operations will include the research and development of new shipping container products. The Company is also planning on implementing the most modern manufacturing concept of shipping container production with a high quality product assurance system.

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