Form 10-Q
period 2016-07-31
Pan Ocean Container Supplies, Ltd.
filed 2016-10-17
CIK 1372167

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

or

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

[ ]Yes [X]No

The number of shares outstanding of the Registrant's common stock, par value $.001 per share, at July 31, 2016 was 44,000,000 shares.

Transitional Small Business Disclosure Format

[X]Yes [ ]No

Part I - FINANCIAL INFORMATION

Pan Ocean Container Supplies, Ltd.
Formerly Known as Neveah Enterprises Ltd.
Balance Sheets

		As of July 31,	As of April 30,
		2016	2016
		(Unaudited)	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents		$ 4,051	$ 4,051

TOTAL CURRENT ASSETS

TOTAL ASSETS		$ 4,051	$ 4,051

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Liabilities		$ 16,241	$ 15,227
Convertible Note Payable		$ 114,153	$ 114,153

TOTAL CURRENT LIABILITIES		$ 130,394	$ 129,380

COMMITMENTS (Note 4)

Stockholders' Equity
Common Stock
Authorized:
50,000,000 common shares at $0.001 par value
Issued and outstanding:
44,000,000 common shares		$ 44,000	$ 44,000

Additional paid-in capital		$ (25,000)	$ (25,000)

(Deficit) accumulated during the development stage		$ (145,343)	$ (144,329)

TOTAL STOCKHOLDERS' EQUITY		$ (126,343)	$ (125,329)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		4,051	4,051

The accompanying notes are an integral part of the consolidated financial statements.

Pan Ocean Container Supplies, Ltd.
Formerly Known as Neveah Enterprises Ltd.
Statements of Operations

For the Three Months Ended
	July 31,	July 31,	From June 15, 2006
	2016	2015	To July 31, 2016

General and Administration Expenses
Advertising and Marketing Fees	$ -	$ -	$ 14,390
Filing Fees	$ -	$ -	$ 1,414
Legal Fees	$ -	$ -	$ 21,711
Professional Fees	$ 1,014	$ 1,350	$ 107,195
Bank charges and interest	$ -	$ -	$ 633

Operating loss	$ 1,014	$ 1,350	$ 145,343

Net (loss) for the period	$ (1,014)	$ (1,350)	$ (145,343)

Net (loss) per share
Basic and diluted	$ -	$ -

Weighted Average Number of Common Shares Outstanding
Basic and diluted	44,000,000	44,000,000

The accompanying notes are an integral part of the consolidated financial statements.

Pan Ocean Container Supplies, Ltd.
Formerly Known as Neveah Enterprises Ltd.
Statements of Cash Flows

For the Three Months Ended
	July 31,	July 31,
	2016	2015

Operating Activities
Net (loss) for the period	$ (1,014)	$ (1,350)
Changes in non-cash working capital items
Accounts Payable and Accrued Liabilities	$ 1,014	$ (9,885)
Cash used in operating activities	$ -	$ (11,235)

Financing Activities
Convertible Note Payable	$ -	$ 11,235
Cash provided by financing activities	$ -	$ 11,235

Cash increase (decrease) during the Period	$ -	$ -

Cash, Beginning of Period	$ 4,051	$ 4,051
Cash, End of Period	$ 4,051	$ 4,051

The accompanying notes are an integral part of the consolidated financial statements.

Pan Ocean Container Supplies, Ltd.

Formerly Known as Neveah Enterprises Ltd.

Notes to the Financial Statements

For the Three Months Ended July 31, 2016

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

These financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $145,343 since inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to continue to provide for its working capital needs by seeking loans from its shareholders. These financial statements do not include any adjustments to the recoverability and classification of assets, or the amount and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

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

Basic and Diluted Net Loss Per Share

In accordance with FASB Topic 260, "Earnings Per Share', the basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As at July 31, 2016, diluted net loss per share is equivalent to basic net loss per share.

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

The Company did not grant any stock options during the period ended July 31, 2016.

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

The Company has no elements of "other comprehensive income" during the period ended July 31, 2016.

Advertising Expenses

The company expenses advertising costs as incurred. There was no advertising expense incurred by the company during the period ended July 31, 2016.

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

6. CONVERTIBLE NOTE PAYABLE

On October 31, 2014, the Company entered into a Line of Credit agreement with Fusion Business Group Inc. The agreement provides for a line of credit of $100,000 available for working capital purposes. The credit line bears no interest and is payable on demand. The loan may also be forgiven conversion into common shares at an exercise price of $0.10 per share upon. The conversion would require mutual consent by both parties to allow the debt holder to convert into common shares. On July 13, 2015, the Line of Credit agreement with Fusion Business Group Inc. was amended to increase the available amount to $200,000. As of July 31, 2016, the Company has a balance of $114,153 on the line of credit account with Fusion Business Group Inc.

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

RESULTS OF OPERATIONS

We have not generated any revenues for the three months ended July 31, 2016.

We incurred general and administration expenses of $1,014 for the three months ended July 31, 2016, compared to general and administration expenses of $1,350 for the three months ended July 31, 2015. The decrease in expenses is a result of a decrease in professional expenses.

For the three months ended July 31, 2016, we incurred a net loss of $ 1,014.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2016, we had assets of $ 4,051 and liabilities of $ 130,394. During the three month period ended July 31, 2016, the Company satisfied its working capital needs from loans payable to financial corporation.

As of July 31, 2016, we had cash on hand in the amount of $ 4,051. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve-month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain more future loans from our shareholders, but there are no agreements or understandings in place currently.

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

As of July 31, 2016, the end of the three month period year covered by this report, our president (our principal executive officer, principal accounting officer and principal financial officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal accounting officer and principal financial officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Changes In Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended July 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

October 14, 2016

/s/ Qi Tang__________________

Mr. Qi Tang, , Chief Executive Officer &
President and Principal Financial
and Accounting Officer