Form 10-Q
period 2016-10-31
Pan Ocean Container Supplies, Ltd.
filed 2016-12-13
CIK 1372167

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2016

or

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

[ ]Yes [X]No

The number of shares outstanding of the Registrant's common stock, par value $.001 per share, at October 31, 2016 was 44,000,000 shares.

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

Pan Ocean Container Supplies, Ltd.
Formerly Known as Neveah Enterprises Ltd.
Statements of Operations

	For the Three Months Ended		For the Six Months Ended
	October 31,	October 31,	October 31,	October 31,	From June 15, 2006
	2016	2015	2016	2015	To October 31, 2016

General and Administration Expenses
Advertising and Marketing Fees	$ -	$ -	$ -	$ -	$ 14,390
Filing Fees	$ -	$ -	$ -	$ -	$ 1,414
Legal Fees	$ -	$ -	$ -	$ -	$ 21,711
Professional Fees	$ -	$ 1,040	$ 1,014	$ 2,390	$ 107,195
Bank charges and interest	$ -	$ -	$ -		$ 633

Operating loss	$ -	$ 1,040	$ 1,014	$ 2,390	$ 145,343

Net (loss) for the period	$ -	$ (1,040)	$ (1,014)	$ (2,390)	$ (145,343)

Net (loss) per share
Basic and diluted	$ -	$ -	$ -	$ -

Weighted Average Number of Common Shares Outstanding
Basic and diluted	44,000,000	44,000,000	44,000,000	44,000,000

The accompanying notes are an integral part of the consolidated financial statements.

Pan Ocean Container Supplies, Ltd.
Formerly Known as Neveah Enterprises Ltd.
Statements of Cash Flows

	For the Three Months Ended		For the Six Months Ended
	October 31,	October 31,	October 31,	October 31,
	2016	2015	2016	2015

Operating Activities
Net (loss) for the period	$ -	$ (1,040)	$ (1,014)	$ (2,390)
Changes in non-cash working capital items
Accounts Payable and Accrued Liabilities	$ -	$ (1,880)	$ 1,014	$ (11,765)
Cash used in operating activities	$ -	$ (2,920)	$ -	$ (14,155)

Financing Activities
Convertible Note Payable	$ -	$ 2,920	$ -	$ 14,155
Cash provided by financing activities	$ -	$ 2,920	$ -	$ 14,155

Cash increase (decrease) during the Period	$ -	$ -	$ -	$ -

Cash, Beginning of Period	$ 4,051	$ 4,051	$ 4,051	$ 4,051
Cash, End of Period	$ 4,051	$ 4,051	$ 4,051	$ 4,051

The accompanying notes are an integral part of the consolidated financial statements.

Pan Ocean Container Supplies, Ltd.

Formerly Known as Neveah Enterprises Ltd.

Notes to the Financial Statements

For the Six Months Ended October 31, 2016

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

Basic and Diluted Net Loss Per Share

In accordance with FASB Topic 260, "Earnings Per Share', the basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As at October 31, 2016, diluted net loss per share is equivalent to basic net loss per share.

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

The Company did not grant any stock options during the period ended October 31, 2016.

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

The Company has no elements of "other comprehensive income" during the period ended October 31, 2016.

Advertising Expenses

The company expenses advertising costs as incurred. There was no advertising expense incurred by the company during the period ended October 31, 2016.

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

On June 10, 2016, the Company effected a 500:1 Reverse Stock Split of the Company’s issued and outstanding shares of common stock.

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

6. CONVERTIBLE NOTE PAYABLE

On October 31, 2014, the Company entered into a Line of Credit agreement with Fusion Business Group Inc. The agreement provides for a line of credit of $100,000 available for working capital purposes. The credit line bears no interest and is payable on demand. The loan may also be forgiven conversion into common shares at an exercise price of $0.10 per share upon. The conversion would require mutual consent by both parties to allow the debt holder to convert into common shares. On July 13, 2015, the Line of Credit agreement with Fusion Business Group Inc. was amended to increase the available amount to $200,000. As of October 31, 2016, the Company has a balance of $114,153 on the line of credit account with Fusion Business Group Inc.

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

RESULTS OF OPERATIONS

We have not generated any revenues for the six months ended October 31, 2016.

We incurred general and administration expenses of $1,040 for the six months ended October 31, 2016, compared to general and administration expenses of $2,390 for the six months ended October 31, 2015. The decrease in expenses is a result of a decrease in professional expenses.

For the six months ended October 31, 2016, we incurred a net loss of $ 1,040.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2016, we had assets of $ 4,051 and liabilities of $ 130,394. During the six month period ended October 31, 2016, the Company satisfied its working capital needs from loans payable to financial corporation.

As of October 31, 2016, we had cash on hand in the amount of $ 4,051. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve-month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain more future loans from our shareholders, but there are no agreements or understandings in place currently.

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

As of October 31, 2016, the end of the three month period year covered by this report, our president (our principal executive officer, principal accounting officer and principal financial officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal accounting officer and principal financial officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Changes In Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended October 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

December 12, 2016

/s/ Qi Tang__________________

Mr. Qi Tang, , Chief Executive Officer &
President and Principal Financial
and Accounting Officer